Form 10-K/A
period 2000-12-31
INSIGHT COMMUNICATIONS OF CENTRAL OHIO LLC; COAXIAL FINANCING CORP; COAXIAL LLC
filed 2001-05-30
CIK 1070242, 1071001, 1071003

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A-2

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                                      1934

                  For the fiscal year ended December 31, 2000

                    Commission file numbers:  333-64449-02
                                              333-64449-01
                                              333-64449

                                  Coaxial LLC
                            Coaxial Financing Corp.
                   Insight Communications of Central Ohio, LLC
     (Exact name of registrants as specified in their respective charters)

           Delaware                                            13-4080422
           Delaware                                            13-4061992
           Delaware                                            13-4017803
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                          Identification Numbers)


                    c/o Insight Communications Company, Inc.
                               810 Seventh Avenue
                               New York, NY 10019
                                 (917) 286-2300
   (Address and telephone number of registrants' principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes....X...    No........

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_] Not Applicable

     State the aggregate market value of the common equity held by non-affiliates of the registrants: Not Applicable

     Indicate the number of shares outstanding of the registrants' common stock:
Not Applicable

                           Forward-Looking Statements

     This annual report contains "forward-looking statements," including statements containing the words "believes," "anticipates," "expects" and words of similar import, which concern, among other things, the operations, economic performance and financial condition of the System (as defined below). All statements other than statements of historical fact included in this annual report regarding Coaxial LLC, Coaxial Financing Corp. and Insight Communications of Central Ohio, LLC ("Insight Ohio") or any of the transactions described in this report, including the timing, financing, strategies and effects of such transactions, are forward-looking statements. Such forward-looking statements are based upon a number of assumptions and estimates, which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of Coaxial LLC, Coaxial Financing Corp. and Insight Ohio, and reflect future business decisions which are subject to change. Although Coaxial LLC, Coaxial Financing Corp. and Insight Ohio believe that the expectations reflected in such forward-looking statements are reasonable, they can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations include, without limitation:

 .    the ability of Coaxial LLC and Coaxial Financing Corp. to make scheduled payments with respect to the Senior Discount Notes (as defined below) will depend on the financial and operating performance of Insight Ohio;

 .    a substantial portion of Insight Ohio's cash flow from operations is required to be dedicated to the payment of principal and interest on its indebtedness and the required distributions with respect to its Series A Preferred Interest and its Series B Preferred Interest, thereby reducing the funds available to Insight Ohio for its operations and future business opportunities;

 .    Coaxial LLC and Coaxial Financing Corp. have no significant assets other than the common equity of Coaxial Communications of Central Ohio, Inc. ("Coaxial") owned by Coaxial LLC and notes issued by Coaxial DJM LLC (an owner of 22.5% of the common equity of Coaxial) and Coaxial DSM LLC (an owner of 10.0% of the common equity of Coaxial) to Coaxial LLC; and

 .    the indenture governing the terms of the Senior Discount Notes imposes restrictions on Coaxial LLC, Coaxial Financing Corp. and Insight Ohio and the Senior Credit Facility of Insight Ohio imposes restrictions on Insight Ohio.

Coaxial LLC, Coaxial Financing Corp. and Insight Ohio do not intend to update these forward-looking statements.

                                     PART I

Item 1.  Business

Overview

     Insight Ohio owns and operates a cable television system in the Columbus, Ohio metropolitan area (the "System"). As of December 31, 2000, the System passed approximately 184,400 homes and served approximately 85,400 basic customers in the eastern portion of the City of Columbus and the surrounding suburban communities. All of the System's customers are served from a single headend allowing for efficient capital deployment for new services. A headend processes signals received for distribution to customers over our network. Insight Communications Company, Inc. ("Insight"), through its wholly-owned subsidiary Insight Communications Company, L.P., serves as the manager of the System.

Recent Developments

      Purchase of Coaxial Common Interest

      On August 8, 2000, Insight Ohio purchased Coaxial's 25% non-voting common equity interest in Insight Ohio, resulting in Insight owning 100% of the common equity of Insight Ohio. The purchase price was 800,000 shares of common stock of Insight and cash paid by Insight to the principals of Coaxial in the amount of $2.6 million. In connection with the purchase, Insight Ohio's operating agreement was amended to, among other things, remove certain participating rights of the principals of Coaxial, and vest, in the common equity interests of Insight Ohio, 70% of its total voting power and in the preferred equity interests 30% of its total voting power.

      Contribution of Insight Ohio

      On January 5, 2001, Insight Midwest, L.P., a partnership owned 50% by Insight and 50% by an indirect subsidiary of AT&T Broadband LLC, which is a subsidiary of AT&T Corp., through a series of transactions, acquired all of Insight's wholly-owned systems serving approximately 280,000 customers, including the approximately 85,400 customers served by Insight Ohio and including systems which Insight purchased from certain subsidiaries of AT&T Corp. At the same time, Insight Midwest acquired from the AT&T cable subsidiaries systems serving approximately 250,000 customers. Insight Ohio is an unrestricted subsidiary under the indentures governing Insight's and Insight Midwest's senior notes and is prohibited by the terms of its indebtedness from making distributions to Insight Midwest. Insight Midwest remains equally owned by Insight and AT&T Broadband, and Insight continues to serve as the general partner and manages and operates the Insight Midwest systems, including Insight Ohio.

      Insight Ohio's conditional guarantee of the Senior Notes and the Senior Discount Notes remains in place. If at any time the Senior Notes or the Senior Discount Notes are repaid or significantly modified, or in any case after August 15, 2008, the principals of the Coaxial Entities may require Insight to purchase their preferred interests for a purchase price equal to the difference, if any, of $32.6 million less the then market value of the 800,000 shares of Insight common stock issued on August 8, 2000.

The System

     The System is located in the eastern portion of the City of Columbus and the surrounding suburban communities. The City of Columbus is the 34th largest designated market area ("DMA") in the United States, is the capital of Ohio and is the home of The Ohio State University. Besides the state government and university, the Columbus economy is well diversified with a significant presence of prominent companies such as The Limited, Merck, Wendy's, Nationwide Insurance, Borden and Worthington Industries. The area's strong economy provides for a well-paid employment base with a current unemployment rate of 2.3%. The median household income of the System's service area is approximately $47,800 per year, while the median family income is approximately $57,000 per year. As of December 31, 2000, the System passed approximately 184,400 homes and served approximately 85,400 basic customers from a single headend.

     The System enjoys a high level of population growth in the suburban communities east of Columbus. Since December 31, 1996, approximately 23,400 homes passed have been added to the System through new plant extensions, primarily in new housing developments. This represents a 3.5% compound annual growth rate of homes passed for the System for the four years ended December 31, 2000, as compared to the industry average of 1.0% for the same period.

     Portions of the System operate in a competitive environment. Customers in those areas have access to two wired cable television providers -- Insight Ohio and a cable subsidiary of Ameritech Corporation, the telephone local exchange carrier in Columbus. The System also competes with direct broadcast satellite television systems ("DBS") and multipoint multichannel distribution systems ("MMDS"). The areas of the System served by both Insight Ohio and Ameritech pass approximately 142,700 homes, representing 77.3% of the System's total homes passed. In this competitive environment, the System's basic customers decreased from approximately 86,000 at the end of 1995, prior to Ameritech's entry into the marketplace, to approximately 85,400 as of December 31, 2000.

       As of December 31, 2000, the System had 2,685 miles of plant, including 1,240 miles of 870 MegaHertz (MHz) capacity, or "bandwidth", plant and 1,445 miles of 450 MHz. Insight Ohio estimates that as of December 31, 2000, approximately 70% of its customers were served by its upgraded network which enables delivery of an advanced suite of entertainment, information and communications services, including interactive digital video, high-speed data access and telephony services. Insight Ohio is continuing to upgrade the technical capability of the System by increasing its bandwidth to 870 MHz and activating its reverse plant. Insight Ohio plans to enhance the technical platform of the System by continuing to upgrade the plant passing approximately 84% of the homes passed in the System by the end of 2001.

The Manager

   Insight is the eighth largest cable television system operator in the United States based on customers served. Through its wholly-owned and managed systems, Insight Communications currently serves approximately 1.4 million customers, 99% of which are concentrated in the four contiguous states of Indiana, Kentucky, Illinois and Ohio. In addition to its geographic concentration, our manager's communications network is tightly-grouped, or "clustered," with approximately 95% of our manager's customers served from thirteen headends after giving effect to the network upgrades expected to be substantially completed during 2001. As a result, the amount of capital necessary to deploy new and enhanced products and services is significantly reduced on a per home basis because of the large number of customers served by a single headend. Clustering enables our manager to efficiently deploy a bundled suite of entertainment, information and communications services. This combination of geographic concentration and clustering has enabled Insight Communications to lead the cable television industry in offering, under the Insight Digital brand, a complete bundle of interactive digital video, high-speed data access and telephone services.

       To facilitate delivery of telephone services, we have entered into a ten-year agreement with AT&T Broadband, LLC that will allow us to deliver to our customers local telephone service under the AT&T Digital brand. Under the terms of the agreement, we will lease, for a fee, certain capacity on our network to AT&T Broadband. We will provide certain services and support for which we will receive additional payments. The capital required to deploy telephone services over our networks will be shared, with AT&T Broadband responsible for switching and transport facilities. Our manager believes that we will be able to achieve higher penetration levels by marketing its telephone services under the AT&T brand and leveraging AT&T's telephone expertise with our strong local presence and established customer relationships.

Insight Business Strategy

   Our manager's strategy is to become a competitive, full-service provider of entertainment, information and communications services. This strategy is centered on the development of new and enhanced products and services for the communities served by our networks and consists of the following elements:

   . Focus on operating large, tightly-grouped clusters of cable systems with attractive technical and demographic profiles;

   .  Expeditiously upgrade our network;


   . Introduce new and enhanced products and services, including interactive Insight Digital service, high-speed data service and telephone service;


   . Leverage strong local presence to enhance customer and community relations; and

   .  Pursue value-enhancing transactions in nearby or adjacent geographies.


   Our manager's marketing strategy is to offer our customers a bundled suite of services. By bundling our products and services, we provide our customers with an increased choice of services in value-added packages, which we believe results in higher customer satisfaction, increased use of our services and greater customer retention. Our manager began deploying new and enhanced products and services, such as interactive digital video and high-speed data access, during 1999, and during 2001 will add a telephone service marketed under the AT&T brand.


   The System is an integral part of Insight's long-term business strategy. The System has a strong market presence in a state capital and academic center with a diverse, growing economy. All of the System's customers are served from a single headend allowing for efficient capital deployment for new services. Moreover, Insight Ohio estimates that as of December 31, 2000, it served approximately 70% of the subscribers in the System with upgraded plant. Insight Ohio began launching the interactive Insight Digital service on a node-by-node basis in November 1999, including a video-on-demand and interactive informational service and launched its high-speed Internet service during the second quarter of 2000. Nodes are the point of interface between our headends and our network.

System Operating Strategy

   The System fits the profile of cable television systems that Insight seeks to own and operate. The

System is large enough to have a significant market presence and all customers are serviced from one headend. In addition, Columbus is geographically proximate to other Insight cable systems with a customer universe having the type of demographic profile that Insight believes will widely accept new telecommunications offerings. Insight Ohio intends to aggressively implement Insight's upgrade strategy in Columbus.

     Insight is in the process of rebuilding the System to 870 MHz, and began servicing customers from the rebuilt network in November 1999. Insight Ohio is currently launching digital service, on a node-by-node basis, including a video-on-demand service and an interactive information service. As of December 31, 2000, the System passed 47,800 homes with its digital service and served approximately 13,400 customers with such service, representing a penetration level of over 28%. Management expects to increase revenues as the System upgrade is completed by increasing the deployment of its digital cable and adding new services such as high-speed modems and other newly developing telecommunications services. Insight Ohio has entered into an affiliation agreement with Road Runner and a network service agreement with High Speed Access Corp. to deploy the Road Runner service over cable modems. As of December 31, 2000, over 4,800 customers subscribed to the Road Runner service.

     In November 1999, Insight Ohio introduced its signature interactive Insight Digital service with exclusive interactive programming including Local Source, an Internet-styled information service, and a video-on-demand service by DIVA. In addition, the System provides exclusive sports programming under the "Central Ohio Sport!" brand, featuring sporting events from Ohio State University.

Overbuild

     In 1996, Ameritech obtained a citywide cable television franchise for the City of Columbus. Ameritech has built its citywide franchise, both in our service area and in the Time Warner service area on the west side of Columbus. Insight Ohio and Time Warner service virtually distinct areas and therefore do not compete with one another. As of December 31, 2000 the areas of the System served by both Insight Ohio and Ameritech pass approximately 142,700 homes, representing 77.3% of the System's total homes passed.

     When the System was acquired by Insight Ohio in August 1999, it implemented a strategy to end deep discounting as a defense against Ameritech. Management believed that a relatively small customer loss, caused by discontinuing discounts, would be preferable in exchange for achieving an increase in the average monthly revenue per customer. As a result of this strategy, from June 30, 1998 to December 31, 2000, the average monthly revenue per customer increased from $43.30 to $48.87 while the number of customers decreased from 91,100 to 85,400. Ameritech seems to have responded to this strategy by announcing a $1.25 increase in the price of their standard cable service effective March 1, 2000.

Technological Developments

     Management believes that in order to achieve consistently high levels of customer service, maintain a strong competitive posture and deploy important new technologies, a state-of-the-art technical platform needs to be built. Presently the System is comprised of 2,685 miles of plant passing approximately 184,400 homes resulting in a density of 69 homes per mile. As of December 31, 2000 approximately 70% of the customers were served by a network upgraded to 870 MHz, which enables delivery of an advanced suite of entertainment, information and communications services, including our interactive digital video, high-speed data access and telephone services.

     Insight Ohio plans to enhance the technical platform of the System by continuing to upgrade the plant passing 84% of the homes passed in the System by the end of 2001. The capability for high-speed data transmission, video-on- demand, interactive digital cable, additional analog channels and telephony is intended to be provided by further deployment of cable, known as fiber optic cable, which has a capacity for a very large number of channels, an increase in the bandwidth to 870 MHz, activation of the reverse plant to allow two-way communications between the headend and the customer and the installation of digital equipment.

     All of the System's basic customers currently have access to addressable technology and approximately 80% have addressable converters in their homes as of December 31, 2000. Addressable technology enables the System to electronically control the cable television services being delivered to the customer's home. As a result, the System can electronically upgrade or downgrade services to a customer immediately, from its customer service center, without the delay or expense associated with dispatching a technician to the customer's home. Addressable technology also reduces premium service theft, is an effective enforcement tool in the collection of delinquent payments and enables the System to offer pay-per-view services, including movies and special events.

     Management believes that active use of fiber optic technology as an alternative to coaxial cable plays a major role in expanding channel capacity and improving the performance of the System. Fiber optic strands are capable of carrying hundreds of video, data and voice channels over extended distances without the extensive signal amplification typically required for coaxial cable. The System will continue to deploy fiber optic cable further reducing amplifier cascades while improving picture quality and system reliability.

     High-speed cable modems and set-top boxes using digital compression technology have become commercially viable. These developments allow for the introduction of high-speed data services and Internet access and will increase the programming services available to customers. Digital compression technology provides for a significant expansion of channel capacity with up to 12 digital channels to be carried in the bandwidth of one analog channel. The upgrade of the System has given the System the ability to package a "Digital Gateway" brand. For $6.95 customers receive the following services:

  .  A digital converter box;
  . An interactive navigational program guide for all analog and digital channels;
  .  A local, interactive Internet-style service;
  . A significant multiplexing of premium channels for customers who separately subscribe to premium channels, such as HBO and Showtime;
  .  Pay-per-view video-on-demand; and
  .  A digital 40-channel audio music service.

     Insight Ohio began launching the Insight Digital service in the System on a node-by-node basis in November 1999, including DIVA's video-on-demand service and the Local Source interactive information service and as of December 31, 2000 served approximately 13,400 subscribers with its digital service. Insight Ohio launched the Road Runner high-speed Internet service during the second quarter of 2000 and served approximately 4,800 customers with this service as of December 31, 2000.

Marketing, Programming and Rates

     Marketing

     The System's marketing programs and campaigns are based upon offering a variety of cable services creatively packaged and tailored to appeal to its different markets and to segments within its markets. The System surveys its customer base to ensure that it is meeting the demands of its customers and stays abreast of its competition in order to effectively counter competitors' promotional campaigns. The System uses a coordinated array of marketing tactics to attract and retain customers and to increase premium service penetration, including door-to-door and direct mail solicitation, telemarketing, media advertising, local promotional events typically sponsored by programming services and cross-channel promotion of new services. The rebuild of the plant allows Insight Ohio to deploy its suite of services including interactive digital, high-speed data and by the end of 2001, telephone services. In November 1999, Insight Ohio began to launch its interactive digital, video-on-demand and Local Source informational product on a node-by-node basis. Insight Ohio has also launch its Road Runner high-speed Internet service during. Using a skilled team of marketing professionals, the System has competed by supporting an innovative variety of marketing activities.


     Programming

     Insight has various contracts to obtain basic and premium programming for the System from program suppliers whose compensation is typically based on a fixed fee per customer. Because of our relationship with AT&T Broadband, we have the right to purchase programming services for our systems either directly through AT&T Broadband's programming supplier Satellite Services, Inc. or through our own purchasing power. We believe that Satellite Services has attractive programming costs. In addition, some program suppliers provide volume discount pricing structures or offer marketing and launch support to the System. The System's successful marketing of multiple premium service packages emphasizing customer value enables the System to take advantage of such cost incentives. The System's overall programming costs are expected to increase in the future due to additional programming being provided to its customers, inflationary increases and other factors affecting the cable television industry. The System also has various retransmission consent arrangements with commercial broadcast stations which generally have been renewed through 2003. None of these consents require payment of fees for carriage.

     The System offers a "basic service tier," consisting primarily of local television channels (network and independent stations) available over-the-air, and local public, governmental and educational access channels. The System also offers, for a monthly fee, an expanded basic tier of various satellite-delivered, non-broadcast channels (such as CNN, ESPN, MTV, TNT, and USA). In addition to these services, the System provides premium services such as HBO, Cinemax, Showtime, The Movie Channel and Starz!, which have unique appeal to various segments of the viewing audience. These services are satellite-delivered channels consisting principally of feature films, original programming, live sports events, concerts and other special entertainment features, usually presented without commercial interruption. Such premium programming services are offered by the System both on a per-channel basis and as part of premium service packages designed to enhance customer value and to enable the System to take advantage of programming agreements offering cost incentives based on premium service unit growth. Customers may subscribe to one or more premium service units. A "premium service unit" is a single premium service for which a customer must pay an additional monthly fee in order to receive the service.

     Management is upgrading the System to digital using fiber optic technology, which has allowed the System to expand the number of multiplexed premium screens (additional channels such as Showtime 2 and HBO Family) providing greater value for the customer. Moreover, the upgrade has given the System the ability to offer its Insight Digital service including interactive television and multiple packaging options through the addition of niche programming services.
Management believes that these additional features and options will increase basic and premium penetration as well as revenue per basic customer. The System also provides video-on-demand, a digital service consisting principally of feature films, adult movies, concerts and other special events, presented without commercial interruption. Such services are offered by the System on a "per viewing" basis, with customers only paying for programs which they select for viewing.

     Rates

     Monthly customer rates for services vary from market to market, primarily according to the amount of programming provided. As of December 31, 2000, the System's stated monthly basic service rate for residential customers was $11.47, the System's monthly expanded basic service rates for residential customers ranged from $14.93 to $18.65, and per-channel premium service rates (not including special promotions) ranged from $5.95 to $13.95 per service.

     A one-time installation fee, which the System may wholly or partially waive during a promotional period, is charged to new customers. The System charges monthly fees for converters and remote control devices. The System also charges administrative fees for delinquent payments for service. Customers are free to discontinue service at any time without additional charge and may be charged a reconnection fee to resume service. Commercial customers, such as hotels, motels and hospitals, are charged negotiated monthly fees and a non-recurring fee for the installation of service. MDU accounts may be offered a bulk rate in exchange for single-point billing and basic service to all units.

     On February 11, 1997, a Petition for Determination of Effective Competition filed by the prior owner of the System challenging the certification of the City of Columbus was granted by the FCC. This petition effectively revoked the City of Columbus' right to regulate the System's basic cable and equipment rates.

Employees

     As of December 31, 2000, the System employed 201 full-time equivalent employees, none of whom is represented by a union or covered by a collective bargaining obligation. Management believes that its relations with its employees are good. Approximately 50% of the full-time employees have tenure of five years or longer. Although the Columbus area has relatively low unemployment and competition in hiring is intense, management believes that it will continue to be successful in attracting and retaining highly qualified employees and maintaining good working relationships with its current employees.

Customer Service and Community Relations

     The System is dedicated to quality customer service. Plans to make significant system improvements are designed in part to strengthen customer service through greater system reliability and the introduction of new services. Management seeks a high level of customer satisfaction by also employing a well-trained staff of customer service representatives and experienced field technicians.

     The System is dedicated to fostering strong community relations in the communities served by the System. The System supports local charities and community causes through staged events and promotional campaigns, including Children's Hospital Miracle Network Telethon, the Penny-A-Day for Children Program and Red Cross Blood Drive donations. The System also installs and provides free cable television service and Internet access to public schools, government buildings and not-for-profit hospitals in its franchise areas. The System has teamed up with its neighboring cable operator Time Warner to develop a local sports package called "Central Ohio Sport!" which features Ohio State University sporting events on an exclusive basis to cable customers. Management believes that its relations with the communities in which the System operates are generally excellent.

Franchises

     Cable television systems are generally operated under non-exclusive franchises granted by local governmental authorities. These franchises typically contain many conditions, such as:

 . time limitations on commencement and completion of construction;

 . conditions of service, including number of channels, types of programming and the provision of free service to schools and certain other public institutions; and

 . the maintenance of insurance and indemnity bonds.

     The provisions of local franchises are subject to federal regulation under the Communications Act of 1934, as amended (the "Communications Act").

     The System provides cable television service to residents of 42 governmental jurisdictions. Within each of these governmental jurisdictions, the System operates under authority granted by the local community or the State of Ohio. Actual franchise agreements are maintained with the 28 jurisdictions that possess the legal basis to grant such franchises consistent with federal and state law. These franchises, which are non-exclusive, provide for the payment of fees to the issuing authority. In the System, such franchise fees are passed through directly to the customers. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") and the Cable Communications Policy Act of 1984 (the "1984 Cable Act" and, together with the 1992 Cable Act, the "Cable Acts") prohibit franchising authorities from imposing franchise fees in excess of 5% of gross revenue and also permit the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

     The majority of the System's basic customers are in governmental jurisdictions that require a franchise. The table below groups all of the System's governmental jurisdictions by date of expiration of the authority to operate and presents the approximate number and percentage of basic customers for each group as of December 31, 2000.

                                                Number of            Percentage of      Percentage of Total
Year of Franchise Expiration                    Franchises          Total Franchises      Basic Customers
----------------------------                    ----------          ----------------      --------------

Expired*......................................       1                    3.5%                 1.5%


2001 and 2002.................................       5                   17.9%                 5.7%


2003 and beyond...............................      22                   78.6%                92.8%
                                                ----------            --------            ---------

   Total......................................      28                  100.0%               100.0%
                                                ==========            ========            =========

________________
* Such franchises are operated on a month-to-month basis and are in the process of being renewed.

     The Cable Acts provide, among other things, for an orderly franchise renewal process in which franchise renewal will not be unreasonably withheld or, if renewal is denied and the franchising authority acquires ownership of the system or effects a transfer of the system to another person, the operator generally is entitled to the "fair market value" for the system covered by such franchise. In addition, the Cable Acts established comprehensive renewal procedures which require that an incumbent franchisee's renewal application be assessed on its own merits and not as part of a comparative process with competing applications.

     Management believes that it generally has good relationships with its franchising communities. The System has never had a franchise revoked or failed to have a franchise renewed. In addition, all of the franchises of the System eligible for renewal have been renewed or extended at or prior to their stated expirations, and no franchise community has refused to consent to a franchise transfer to the System.

Competition

     Cable systems face increasing competition from alternative methods of receiving and distributing their core video business. Both wireline and wireless competitors have made inroads in competing against incumbent cable operators. The extent to which a cable operator is competitive depends, in part, upon its ability to provide to customers, at a reasonable price, a greater variety of programming and other communications services than are available off-air or through alternative delivery sources and upon superior technical performance and customer service.

       Congress has enacted legislation and the FCC has adopted regulatory policies providing a more favorable operating environment for new and existing technologies, in particular direct broadcast satellite television systems operators, that have the potential to provide increased competition to cable systems. Recently enacted legislation permits direct broadcast satellite companies to retransmit local television signals, eliminating one of the objections of consumers about switching to satellites.

       The 1996 Telecom Act makes it easier for local exchange telephone companies and others to provide a wide variety of video services competitive with services provided by cable systems. Various local exchange telephone companies currently are providing video services within and outside their telephone service areas through a variety of distribution methods, including the deployment of broadband cable networks and the use of wireless transmission facilities. Local exchange telephone companies in various states have either announced plans, obtained local franchise authorizations or are currently competing with our cable communications systems. Local exchange telephone companies and other companies also provide facilities for the transmission and distribution to homes and businesses of interactive computer-based services, including the Internet, as well as data and other non-video services. The ability of local exchange telephone companies to cross-subsidize video, data and telecommunication services also poses some threat to cable operators.


       Cable television systems are operated under non-exclusive franchises granted by local authorities thereby allowing more than one cable system to be built in the same area. Although the number of municipal and commercial overbuild cable systems is small, the potential profitability of a cable system is adversely affected if the local customer base is divided among multiple systems. Additionally, constructing a competing cable system is a capital intensive process which involves a high degree of risk. We believe that in order to be successful, a competitor's overbuild would need to be able to serve the homes in the overbuilt area on a more cost-effective basis than we can. Any such overbuild operation would require either significant access to capital or access to facilities already in place that are capable of delivering cable television programming. The major source of competition for the System is the wireline overbuild by Ameritech. Ameritech has overbuilt approximately 142,700 homes passed in the System's service area, or approximately 77.3% of the total homes in the service territory as of December 31, 2000.

       Franchised cable systems compete with private cable systems for the right to service condominiums, apartment complexes and other multiple unit residential developments. The operators of these private systems, known as satellite master antenna television systems often enter into exclusive agreements with apartment building owners or homeowners' associations that preclude franchised cable television operators from serving residents of such private complexes. However, the 1984 Cable Act gives franchised cable operators the right to use existing compatible easements within their franchise areas on nondiscriminatory terms and conditions. Accordingly, where there are preexisting compatible easements, cable operators may not be unfairly denied access or discriminated against with respect to access to the premises served by those easements. Conflicting judicial decisions have been issued interpreting the scope of the access right granted by the 1984 Cable Act, particularly with respect to easements located entirely on private property.

       The 1996 Telecom Act may exempt some of our competitors from regulation as cable systems. The 1996 Telecom Act amends the definition of a "cable system" such that providers of competitive video programming are only regulated and franchised as "cable systems" if they use public rights-of-way. Thus, a broader class of entities providing video programming, including operators of satellite master antenna television systems, may be exempt from regulation as cable television systems under the 1996 Telecom Act. This exemption may give these entities a competitive advantage over us. As of December 31, 2000, the System passed approximately 440 multiple dwelling units ("MDU") complexes within its service territory and had entry agreements, either exclusive or non-exclusive, with complexes totaling approximately 62,300 MDUs. As of December 31, 2000 the System provided programming to approximately 31,500 of these MDUs, or 51% of the total MDUs passed.

       Direct broadcast satellite television systems use digital video compression technology to increase the channel capacity of their systems. Direct broadcast satellite television systems' programming is currently available to individual households, condominiums and apartment and office complexes through conventional, medium and high-power satellites. High-power direct broadcast satellite television system service is currently being provided by DIRECTV, Inc., and EchoStar Communications Corporation. Direct broadcast satellite television systems have some advantages over cable systems that were not upgraded, such as greater channel capacity and digital picture quality. In addition, legislation was recently enacted which permits direct broadcast satellite television systems to retransmit the signals of local television stations in their local markets. However, direct broadcast satellite television systems have a limited ability to offer locally produced programming, and do not have a significant local presence in the community. In addition, direct broadcast satellite television systems packages can be more expensive than cable, especially if the subscriber intends to view the service on more than one television in the household. Finally, direct broadcast satellite television systems do not have the same full two-way capability, which we believe will limit their ability to compete in a meaningful way in high-speed data and voice communications. Management estimates that there were approximately 9,900 direct broadcast satellite customers in the System's service areas as of December 31, 2000.

       Several telephone companies are introducing digital subscriber line technology, which allows Internet access over traditional phone lines at data transmission speeds greater than those available by a standard telephone modem. Although these transmission speeds are not as great as the transmission speeds of a cable modem, we believe that the transmission speeds of digital subscriber line technology are sufficiently high that such technology will compete with cable modem technology. The FCC is currently considering its authority to promulgate rules to facilitate the deployment of these services and regulate areas including high-speed data and interactive Internet services. We cannot predict the outcome of any FCC proceedings, or the impact of that outcome on the success of our Internet access services or on our operations.

       Additionally, the FCC adopted regulations allocating frequencies in the 28 GegaHertz (GHz) band for a new service that can be used to provide video services similar to multipoint multichannel distribution systems, which transmit television channels from a fixed station to multiple receiving facilities located at fixed points. The FCC has completed spectrum auctions for local multipoint distribution service licenses.

       As we expand our offerings to include telephony services, our AT&T branded services will be subject to competition from existing providers, including both local exchange telephone companies and long-distance carriers. The telecommunications industry is highly competitive and many telephone service providers may have greater financial resources than we have, or have established relationships with regulatory authorities. We cannot predict the extent to which the presence of these competitors will influence customer penetration in our telephone service areas. While our manager intends to add our telephone service offering to its various markets, the service has only recently been launched in selected markets and has not yet achieved any material penetration levels.

       Other new technologies may become competitive with services that cable communications systems can offer. Advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment are constantly occurring. Thus, we cannot predict the effect of ongoing or future developments on the cable communications industry or on our operations.




Legislation and Regulation

       The cable television industry is regulated by the FCC, some state governments and the applicable local governments. In addition, various legislative and regulatory proposals under consideration from time to time by Congress and various federal agencies have in the past, and may in the future, materially affect us. The following is a summary of federal laws and regulations materially affecting the growth and operation of the cable television industry and a description of certain state and local laws. We believe that the regulation of the cable television industry remains a matter of interest to Congress, the FCC and other regulatory authorities. There can be no assurance as to what, if any, future actions such legislative and regulatory authorities may take or the effect thereof on us.

Federal Legislation

       The principal federal statute governing the cable television industry is the Communications Act. As it affects the cable television industry, the Communications Act has been significantly amended on three occasions, by the 1984 Cable Act, the 1992 Cable Act and the 1996 Telecom Act. The 1996 Telecom Act altered the regulatory structure governing the nation's telecommunications providers. It removed barriers to competition in both the cable television market and the local telephone market. Among other things, it also reduced the scope of cable rate regulation. In addition, the 1996 Telecom Act required the FCC to undertake a number of rulemakings to implement the legislation, some of which have yet to be completed, and such proceedings may materially affect the cable television industry.

Federal Regulation

       The FCC, the principal federal regulatory agency with jurisdiction over cable television, has adopted regulations covering such areas as cross-ownership between cable television systems and other communications businesses, carriage of television broadcast programming, cable rates, consumer protection and customer service, leased access, indecent programming, programmer access to cable television systems, programming agreements, technical standards, consumer electronics equipment compatibility, ownership of home wiring, program exclusivity, equal employment opportunity, consumer education and lockbox enforcement, origination cablecasting and sponsorship identification, children's programming, signal leakage and frequency use, maintenance of various records, and antenna structure notification, marking and lighting. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. A brief summary of certain of these federal regulations as adopted to date follows.

       Rate Regulation

       The 1984 Cable Act codified existing FCC preemption of rate regulation for premium channels and optional non-basic program tiers. The 1984 Cable Act also deregulated basic cable rates for cable television systems determined by the FCC to be subject to effective competition. The 1992 Cable Act substantially changed the previous statutory and FCC rate regulation standards. The 1992 Cable Act replaced the FCC's old standard for determining effective competition, under which most cable television systems were not subject to rate regulation, with a statutory provision that resulted in nearly all cable television systems becoming subject to rate regulation of basic service. The 1996 Telecom Act expanded the definition of effective competition to cover situations where a local telephone company or its affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except direct broadcast satellite television systems. Satisfaction of this test deregulates all rates.

       For cable systems not subject to effective competition, the 1992 Cable Act required the FCC to adopt a formula for franchising authorities to assure that basic cable rates are reasonable; allowed the FCC to review rates for cable programming service tiers, other than per-channel or per-program services, in response to complaints filed by franchising authorities and/or cable customers; prohibited cable television systems from requiring basic customers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of compliance; required the FCC to adopt regulations to establish, on the basis of actual costs, the price for installation of cable service, remote controls, converter boxes and additional outlets; and allowed the FCC to impose restrictions on the retiring and rearrangement of cable services under certain limited circumstances. The 1996 Telecom Act limited the class of complainants regarding cable programming service tier rates to franchising authorities only, and ended FCC regulation of cable programming service tier rates on March 31, 1999. The 1996 Telecom Act also relaxes existing uniform rate requirements by specifying that such requirements do not apply where the operator faces effective competition, and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing may be lodged with the FCC.

       The FCC's implementing regulations contain standards for the regulation of basic service rates. Local franchising authorities and the FCC, respectively, are empowered to order a reduction of existing rates which exceed the maximum permitted level for basic services and associated equipment, and refunds can be required. The FCC adopted a benchmark price cap system for measuring the reasonableness of existing basic service rates. Alternatively, cable operators have the opportunity to make cost-of-service showings which, in some cases, may justify rates above the applicable benchmarks. The rules also require that charges for cable-related equipment, converter boxes and remote control devices, for example, and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit. The regulations also provide that future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable television operator adds or deletes channels. There is also a streamlined cost-of-service methodology available to justify a rate increase on the basic tier for "significant" system upgrades.

       As a further alternative, in 1995 the FCC adopted a simplified cost-of-service methodology which can be used by "small cable systems" owned by "small cable companies." A "small system" is defined as a cable television system which has, on a headend basis, 15,000 or fewer basic customers. A "small cable company" is defined as an entity serving a total of 400,000 or fewer basic customers that is not affiliated with a larger cable television company, that is to say that a larger cable television company does not own more than a 20 percent equity share or exercise de jure control. This small system rate-setting methodology almost always results in rates that exceed those produced by the cost-of-service rules applicable to larger cable television operators. Once the initial rates are set they can be adjusted periodically for inflation and external cost changes as described above. When an eligible "small system" grows larger than 15,000 basic customers, it can maintain its then current rates but it cannot increase its rates in the normal course until an increase would be warranted under the rules applicable to systems that have more than 15,000 customers. When a "small cable company" grows larger than 400,000 basic customers, the qualified systems it then owns will not lose their small system eligibility. If a small cable company sells a qualified system, or if the company itself is sold, the qualified systems retain that status even if the acquiring company is not a small cable company. We were a "small cable company" prior to the October 30, 1998 completion of the AT&T Broadband transaction but we no longer enjoy this status and as a result, we are no longer entitled to this benefit. However, as noted above, the systems with less than 15,000 customers owned by us prior to the completion of the AT&T Broadband transaction remain eligible for "small system" rate regulation.

       Finally, there are regulations which require cable television systems to permit customers to purchase video programming on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic service tier, unless the cable television system is technically incapable of doing so. Generally, this exemption from compliance with the statute for cable television systems that do not have such technical capability is available until a cable television system obtains the capability, but not later than December 2002.

       Carriage of Broadcast Television Signals

       The 1992 Cable Act contains signal carriage requirements which allow commercial television broadcast stations that are "local" to a cable television system, that is to say that the system is located in the station's area of dominant influence, to elect every three years whether to require the cable television system to carry the station, subject to certain exceptions, or whether the cable television system will have to negotiate for "retransmission consent" to carry the station. The next election between must-carry and retransmission consent will be October 1, 2002. A cable television system is generally required to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations whether pursuant to mandatory carriage requirements or the retransmission consent requirements of the 1992 Cable Act. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, within the larger of:
(i) a 50 mile radius from the station's city of license; or (ii) the station's Grade B contour, a measure of signal strength. Unlike commercial stations, noncommercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable television systems have to obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations," which are commercial satellite-delivered independent stations such as WGN. To date, compliance with the "retransmission consent" and "must carry" provisions of the 1992 Cable Act has not had a material effect on us, although this result may change in the future depending on such factors as market conditions, channel capacity and similar matters when such arrangements are renegotiated. The FCC recently completed a rulemaking proceeding on the carriage of television signals in high definition and digital formats. The outcome of this proceeding could have a material effect on the number of services that a cable operator will be required to carry. Local television broadcast stations transmitting solely in a digital format are entitled to carriage. Stations transmitting in both digital and analog formats, which is permitted during the current transition period, have no carriage rights for the digital format during the transition.

       Deletion of Certain Programming

       Cable television systems that have 1,000 or more customers must, upon the appropriate request of a local television station, delete the simultaneous or nonsimultaneous network programming of a distant station when such programming has also been contracted for by the local station on an exclusive basis. FCC regulations also enable television stations that have obtained exclusive distribution rights for syndicated programming in their market to require a cable television system to delete or "black out" such programming from other television stations which are carried by the cable television system.

       Franchise Fees

       Although franchising authorities may impose franchise fees under the 1984 Cable Act, such payments cannot exceed 5% of a cable television system's annual gross revenues. Under the 1996 Telecom Act, franchising authorities may not exact franchise fees from revenues derived from telecommunications services, although they may be able to exact some additional compensation for the use of public rights-of-way. Franchising authorities are also empowered, in awarding new franchises or renewing existing franchises, to require cable television operators to provide cable-related facilities and equipment and to enforce compliance with voluntary commitments. In the case of franchises in effect prior to the effective date of the 1984 Cable Act, franchising authorities may enforce requirements contained in the franchise relating to facilities, equipment and services, whether or not cable-related. The 1984 Cable Act, under certain limited circumstances, permits a cable operator to obtain modifications of franchise obligations.

       Renewal of Franchises

       The 1984 Cable Act and the 1992 Cable Act establish renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal and to provide specific grounds for franchising authorities to consider in making renewal decisions, including a franchisee's performance under the franchise and community needs. Even after the formal renewal procedures are invoked, franchising authorities and cable television operators remain free to negotiate a renewal outside the formal process. Nevertheless, renewal is by no means assured, as the franchisee must meet certain statutory standards. Even if a franchise is renewed, a franchising authority may impose new and more onerous requirements such as upgrading facilities and equipment, although the municipality must take into account the cost of meeting such requirements. Similarly, if a franchising authority's consent is required for the purchase or sale of a cable television system or franchises, such authority may attempt to impose burdensome or onerous franchise requirements in connection with a request for such consent. Historically, franchises have been renewed for cable television operators that have provided satisfactory services and have complied with the terms of their franchises. At this time, we are not aware of any current or past material failure on our part to comply with our franchise agreements. We believe that we have generally complied with the terms of our franchises and have provided quality levels of service.

       The 1992 Cable Act makes several changes to the process under which a cable television operator seeks to enforce its renewal rights which could make it easier in some cases for a franchising authority to deny renewal. Franchising authorities may consider the "level" of programming service provided by a cable television operator in deciding whether to renew. For alleged franchise violations occurring after December 29, 1984, franchising authorities are no longer precluded from denying renewal based on failure to substantially comply with the material terms of the franchise where the franchising authority has "effectively acquiesced" to such past violations. Rather, the franchising authority is estopped if, after giving the cable television operator notice and opportunity to cure, it fails to respond to a written notice from the cable television operator of its failure or inability to cure. Courts may not reverse a denial of renewal based on procedural violations found to be "harmless error."

       Channel Set-Asides

       The 1984 Cable Act permits local franchising authorities to require cable television operators to set aside certain television channels for public, educational and governmental access programming. The 1984 Cable Act further requires cable television systems with thirty-six or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties to provide programming that may compete with services offered by the cable television operator. The 1992 Cable Act requires leased access rates to be set according to a formula determined by the FCC.

       Ownership

       The 1996 Telecom Act repealed the statutory ban against local exchange carriers providing video programming directly to customers within their local exchange telephone service areas. Consequently, the 1996 Telecom Act permits telephone companies to compete directly with operations of cable television systems. Under the 1996 Telecom Act and FCC rules adopted to implement the 1996 Telecom Act, local exchange carriers may provide video service as broadcasters, common carriers, or cable operators. In addition, local exchange carriers and others may also provide video service through "open video systems," a regulatory regime that may give them more flexibility than traditional cable television systems. Open video system operators (including local exchange carriers) can, however, be required to obtain a local cable franchise, and they can be required to make payments to local governmental bodies in lieu of cable franchise fees. In general, open video system operators must make their systems available to programming providers on rates, terms and conditions that are reasonable and nondiscriminatory. Where carriage demand by programming providers exceeds the channel capacity of an open video system, two-thirds of the channels must be made available to programmers unaffiliated with the open video system operator.

       The 1996 Telecom Act generally prohibits local exchange carriers from purchasing a greater than 10% ownership interest in a cable television system located within the local exchange carrier's telephone service area, prohibits cable operators from purchasing local exchange carriers whose service areas are located within the cable operator's franchise area, and prohibits joint ventures between operators of cable television systems and local exchange carriers operating in overlapping markets. There are some statutory exceptions, including a rural exemption that permits buyouts in which the purchased cable television system or local exchange carrier serves a non-urban area with fewer than 35,000 inhabitants, and exemptions for the purchase of small cable television systems located in non-urban areas. Also, the FCC may grant waivers of the buyout provisions in certain circumstances.

       The 1996 Telecom Act made several other changes to relax ownership restrictions and regulations of cable television systems. The 1996 Telecom Act repealed the 1992 Cable Act's three-year holding requirement pertaining to sales of cable television systems. The statutory broadcast/cable cross-ownership restrictions imposed under the 1984 Cable Act have been eliminated, although the FCC's regulations prohibiting broadcast/cable common-ownership currently remain in effect. The FCC's rules also generally prohibit cable operators from offering satellite master antenna service separate from their franchised systems in the same franchise area, unless the cable operator is subject to "effective competition" there.

       The 1996 Telecom Act amended the definition of a "cable system" under the Communications Act so that competitive providers of video services will be regulated and franchised as "cable systems" only if they use public rights-of-way. Thus, a broader class of entities providing video programming may be exempt from regulation as cable television systems under the Communications Act.

       Pursuant to the 1992 Cable Act, the FCC has imposed limits on the number of subscribers which a single cable television operator can serve. In general, no cable television operator can have an attributable interest in cable television systems which serve more than 30% of all multichannel video programming subscribers nationwide. Attributable interests for these purposes include voting interests of 5% or more, unless there is another single holder of more than 50% of the voting stock, officerships, directorships and general partnership interests. The FCC has also adopted rules which limit the number of channels on a cable television system which can be occupied by national video programming services in which the entity which owns the cable television system has an attributable interest. The limit is 40% of the first 75 activated channels. The U.S. Court of Appeals for District of Columbia Circuit upheld the constitutionality of these rules. A petition for certiorari has been denied by the Supreme Court. The U.S. Court of Appeals for District of Columbia Circuit has recently decided an appeal on the rules themselves. In that decision, the Court reversed and remanded the horizontal and vertical ownership for further proceedings.

       The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, including cable television, notwithstanding the Public Utilities Holding Company Act of 1935, as amended. Electric utilities must establish separate subsidiaries known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Due to their resources, electric utilities could be formidable competitors to traditional cable television systems.

       Access to Programming

       The 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring their affiliated cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. The prohibition on certain types of exclusive programming arrangements is set to expire on October 5, 2002, unless the FCC determines that extension of the prohibition is necessary to preserve and protect competition in video programming distribution. We expect the FCC to make a determination on this issue in 2001.

       Privacy

       The 1984 Cable Act imposes a number of restrictions on the manner in which cable television operators can collect and disclose data about individual system customers. The statute also requires that the system operator periodically provide all customers with written information about its policies regarding the collection and handling of data about customers, their privacy rights under federal law and their enforcement rights. In the event that a cable television operator was found to have violated the customer privacy provisions of the 1984 Cable Act, it could be required to pay damages, attorneys' fees and other costs. Under the 1992 Cable Act, the privacy requirements were strengthened to require that cable television operators take such actions as are necessary to prevent unauthorized access to personally identifiable information.

       Franchise Transfers

       The 1992 Cable Act requires franchising authorities to act on any franchise transfer request submitted after December 4, 1992 within 120 days after receipt of all information required by FCC regulations and by the franchising authority. Approval is deemed to be granted if the franchising authority fails to act within such period.

       Technical Requirements

       The FCC has imposed technical standards applicable to all classes of channels which carry downstream National Television System Committee video programming. The FCC also has adopted additional standards applicable to cable television systems using frequencies in the 108 to 137 MHz and 225 to 400 MHz bands in order to prevent harmful interference with aeronautical navigation and safety radio services and has also established limits on cable television system signal leakage. Periodic testing by cable television operators for compliance with the technical standards and signal leakage limits is required and an annual filing of the results of these measurements is required. The 1992 Cable Act requires the FCC to periodically update its technical standards to take into account changes in technology. Under the 1996 Telecom Act, local franchising authorities may not prohibit, condition or restrict a cable television system's use of any type of customer equipment or transmission technology.

       The FCC has adopted regulations to implement the requirements of the 1992 Cable Act designed to improve the compatibility of cable television systems and consumer electronics equipment. These regulations, among other things, generally prohibit cable television operators from scrambling their basic service tier. The 1996 Telecom Act directs the FCC to set only minimal standards to assure compatibility between television sets, VCRs and cable television systems, and otherwise to rely on the marketplace. Pursuant to the 1992 Cable Act, the FCC has adopted rules to assure the competitive availability to consumers of customer premises equipment, such as converters, used to access the services offered by cable television systems and other multichannel video programming distributors. Pursuant to those rules, consumers are given the right to attach compatible equipment to the facilities of their multichannel video programming distributors so long as the equipment does not harm the network, does not interfere with the services purchased by other customers and is not used to receive unauthorized services. As of July 1, 2000, multichannel video programming distributors, other than operators of direct broadcast satellite television systems, are required to separate security from non-security functions in the customer premises equipment which they sell or lease to their customers and offer their customers the option of using component security modules obtained from the multichannel video programming distributors with set-top units purchased or leased from retail outlets. As of January 1, 2005, multichannel video programming distributors will be prohibited from distributing new set-top equipment integrating both security and non-security functions to their customers.

       Pursuant to the 1992 Cable Act, the FCC has adopted rules implementing an emergency alert system. The rules require all cable television systems to provide an audio and video emergency alert system message on at least one programmed channel and a video interruption and an audio alert message on all programmed channels. The audio alert message is required to state which channel is carrying the full audio and video emergency alert system message. The FCC rules permit cable television systems either to provide a separate means of alerting persons with hearing disabilities of emergency alert system messages, such as a terminal that displays emergency alert system messages and activates other alerting mechanisms or lights, or to provide audio and video emergency alert system messages on all channels. Cable television systems with 10,000 or more basic customers per headend were required to install EAS equipment capable of providing audio and video emergency alert system messages on all programmed channels by December 31, 1998. Cable television systems with 5,000 or more but fewer than 10,000 basic customers per headend will have until October 1, 2002 to comply with that requirement. Cable television systems with fewer than 5,000 basic customers per headend will have a choice of providing either a national level emergency alert system message on all programmed channels or installing emergency alert system equipment capable of providing audio alert messages on all programmed channels, a video interrupt on all channels, and an audio and video emergency alert system message on one programmed channel. This must be accomplished by October 1, 2002.

       Inside Wiring; Customer Access

       In a 1997 order, the FCC established rules that require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon, or remove "home run" wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where such a fee is permissible. Additionally, the FCC has proposed to restrict exclusive contracts between building owners and cable operators or other multichannel video programming distributors. The FCC has also issued an order preempting state, local and private restrictions on over- the-air reception antennas placed on rental properties in areas where a tenant has exclusive use of the property, such as balconies or patios. However, tenants may not install such antennas on the common areas of multiple dwelling units, such as on roofs. This order limits the extent to which multiple dwelling unit owners may enforce certain aspects of multiple dwelling unit agreements which otherwise would prohibit, for example, placement of direct broadcast satellite television systems television receiving antennae in multiple dwelling unit areas, such as apartment balconies or patios, under the exclusive occupancy of a renter.

       Pole Attachments

       The FCC currently regulates the rates and conditions imposed by certain public utilities for use of their poles unless state public service commissions are able to demonstrate that they adequately regulate the rates, terms and conditions of cable television pole attachments. A number of states and the District of Columbia have certified to the FCC that they adequately regulate the rates, terms and conditions for pole attachments. Illinois, Ohio and Kentucky, states in which we operate, have made such a certification. In the absence of state regulation, the FCC administers such pole attachment and conduit use rates through use of a formula which it has devised. Pursuant to the 1996 Telecom Act, the FCC has adopted a new rate formula for any attaching party, including cable television systems, which offers telecommunications services. This new formula will result in higher attachment rates than at present, but they will apply only to cable television systems which elect to offer telecommunications services. Any increases pursuant to this new formula begin in 2001, and will be phased in by equal increments over the five ensuing years. The FCC ruled that the provision of Internet services will not, in and of itself, trigger use of the new formula. However, the U.S. Court of Appeals for the Eleventh Circuit held that, since Internet provision is neither a "cable service" or a "telecommunications service," neither rate formula applies and, therefore, public utilities are free to charge what they please. The Supreme Court has agreed to review this decision. The FCC has also initiated a proceeding to determine whether it should adjust certain elements of the current rate formula. If adopted, these adjustments could increase rates for pole attachments and conduit space.

       Other FCC Matters

       FCC regulation pursuant to the Communications Act also includes matters regarding a cable television system's carriage of local sports programming; restrictions on origination and cablecasting by cable television operators; rules governing political broadcasts; equal employment opportunity; deletion of syndicated programming; registration procedure and reporting requirements; customer service; closed captioning; obscenity and indecency; program access and exclusivity arrangements; and limitations on advertising contained in nonbroadcast children's programming.

       The FCC has recently issued a Notice of Inquiry covering a wide range of issues relating to Interactive Television ("ITV"). Examples of ITV services are interactive electronic program guides and access to a graphic interface that provides supplementary information related to the video display. In the near term, cable systems are likely to be the platform of choice for the distribution of ITV services. The FCC has posed a series of questions including the definition of ITV, the potential for discrimination by cable systems in favor of affiliated ITV providers, enforcement mechanisms, and the proper regulatory classification of ITV service.

       Copyright

       Cable television systems are subject to federal copyright licensing covering carriage of broadcast signals. In exchange for making semi-annual payments to a federal copyright royalty pool and meeting certain other obligations, cable television operators obtain a statutory license to retransmit broadcast signals. The amount of this royalty payment varies, depending on the amount of system revenues from certain sources, the number of distant signals carried, and the location of the cable television system with respect to over-the-air television stations. Any future adjustment to the copyright royalty rates will be done through an arbitration process to be supervised by the U.S. Copyright Office. Cable television operators are liable for interest on underpaid and unpaid royalty fees, but are not entitled to collect interest on refunds received for overpayment of copyright fees.

       Various bills have been introduced into Congress over the past several years that would eliminate or modify the cable television compulsory license. Without the compulsory license, cable television operators would have to negotiate rights from the copyright owners for all of the programming on the broadcast stations carried by cable television systems. Such negotiated agreements would likely increase the cost to cable television operators of carrying broadcast signals. The 1992 Cable Act's retransmission consent provisions expressly provide that retransmission consent agreements between television broadcast stations and cable television operators do not obviate the need for cable operators to obtain a copyright license for the programming carried on each broadcaster's signal.

       Copyrighted music performed in programming supplied to cable television systems by pay cable networks, such as HBO, and basic cable networks, such as USA Network, is licensed by the networks through private agreements with the American Society of Composers and Publishers, generally known as ASCAP, and BMI, Inc., the two major performing rights organizations in the United States. Both the American Society of Composers and Publishers and BMI offer "through to the viewer" licenses to the cable networks which cover the retransmission of the cable networks' programming by cable television systems to their customers.

       Licenses to perform copyrighted music by cable television systems themselves, including on local origination channels, in advertisements inserted locally on cable television networks, and in cross-promotional announcements, must be obtained by the cable television operator from the American Society of Composers and Publishers, BMI and/or SESAC, Inc.

       State and Local Regulation

       Cable television systems generally are operated pursuant to nonexclusive franchises, permits or licenses granted by a municipality or other state or local government entity. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction, and even from city to city within the same state, historically ranging from reasonable to highly restrictive or burdensome. Franchises generally contain provisions governing fees to be paid to the franchising authority, length of the franchise term, renewal, sale or transfer of the franchise, territory of the franchise, design and technical performance of the system, use and occupancy of public streets and number and types of cable television services provided. The terms and conditions of each franchise and the laws and regulations under which it was granted directly affect the profitability of the cable television system. The 1984 Cable Act places certain limitations on a franchising authority's ability to control the operation of a cable television system. The 1992 Cable Act prohibits exclusive franchises, and allows franchising authorities to exercise greater control over the operation of franchised cable television systems, especially in the area of customer service and rate regulation. The 1992 Cable Act also allows franchising authorities to operate their own multichannel video distribution system without having to obtain a franchise and permits states or local franchising authorities to adopt certain restrictions on the ownership of cable television systems. Moreover, franchising authorities are immunized from monetary damage awards arising from regulation of cable television systems or decisions made on franchise grants, renewals, transfers and amendments. The 1996 Telecom Act prohibits a franchising authority from either requiring or limiting a cable television operator's provision of telecommunications services.

       Various proposals have been introduced at the state and local levels with regard to the regulation of cable television systems, and a number of states have adopted legislation subjecting cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. To date, none of the states in which we currently operate has enacted state level regulation.

       The foregoing describes all material present and proposed federal, state and local regulations and legislation relating to the cable television industry. Other existing federal regulations, copyright licensing and, in many jurisdictions, state and local franchise requirements, currently are the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals which could change, in varying degrees, the manner in which cable television systems operate. Neither the outcome of these proceedings nor their impact upon the cable television industry or us can be predicted at this time.

   Internet Access Service

       We offer a service which enables consumers to access the Internet at high speeds via high capacity broadband transmission facilities and cable modems. We compete with many other providers of Internet access services which are known as Internet service providers. Internet service providers include such companies as America Online and Mindspring Enterprises as well as major telecommunications providers, including AT&T and local exchange telephone companies. Recently, several Internet service providers asked the FCC as well as local authorities to require cable companies offering Internet access services over their broadband facilities to allow access to those facilities on an unbundled basis to other Internet service providers. In a recent report on the deployment of advanced telecommunications capability under Section 706 of the 1996 Telecom Act, the FCC declined to convene a proceeding to consider whether to impose such an access requirement on cable companies. However, the FCC indicated that it would continue to monitor the issue of broadband deployment and, to that end, the FCC has recently issued a notice of inquiry in which it asks, among other things, questions regarding what regulatory approach it should pursue. Also, the FCC denied requests by certain Internet service providers that it condition its approval of the merger of AT&T Broadband and TCI, now known as AT&T Broadband, on a requirement that those companies allow access by Internet service providers to their broadband facilities. Several local jurisdictions also are reviewing this issue. Last year, the Ninth Circuit overturned a requirement, imposed by a local franchising authority in the context of a franchise transfer, that the cable operator, if it chooses to provide Internet service, must provide open access to its system for other Internet service providers on the ground that Internet access is not a cable service and thus is not subject to local franchising authority regulation. U.S. District Courts in Virginia and Florida have also held that a local franchising authority cannot impose an open access requirement. An appeal from the Virginia ruling is pending before the Fourth Circuit.

       There are currently few laws or regulations which specifically regulate communications or commerce over the Internet. Section 230 of the Communications Act, added to that act by the 1996 Telecom Act, declares it to be the policy of the United States to promote the continued development of the Internet and other interactive computer services and interactive media, and to preserve the vibrant and competitive free market that presently exists for the Internet and other interactive computer services, unfettered by federal or state regulation. One area in which Congress did attempt to regulate content over the Internet involved the dissemination of obscene or indecent materials. The provisions of the 1996 Telecom Act, generally referred to as the Communications Decency Act, were found to be unconstitutional, in part, by the United States Supreme Court in 1997. In response, Congress passed the Child Online Protection Act. The constitutionality of this act is currently being challenged in the courts.

   Local Telecommunications Services

       The 1996 Telecom Act provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require fair and reasonable, competitively neutral and non-discriminatory compensation for management of the public rights-of-way when cable operators provide telecommunications service. State and local governments must publicly disclose such required payments.


       We have entered into a ten-year agreement with AT&T Broadband that will allow AT&T Broadband to provide to customers telephone services using our network infrastructure and AT&T Broadband's switching and long distance transport facilities. Local telecommunications service is subject to regulation by state utility commissions. Use of local telecommunications facilities to originate and terminate long distance services, a service commonly referred to as "exchange access," is subject to regulation both by the FCC and by state utility commissions. As a provider of local exchange service, AT&T Broadband would be subject to the requirements imposed upon local exchange carriers by the 1996 Telecom Act. These include requirements governing resale, telephone number portability, dialing parity, access to rights-of-way and reciprocal compensation. AT&T Broadband's ability to successfully offer local telecommunications service will be dependent, in part, on the opening of local telephone networks by incumbent local telephone companies as required of them by the 1996 Telecom Act.

     In January 1999, the United States Supreme Court reversed and vacated in part an earlier decision of a federal court of appeals striking down portions of the FCC's 1996 rules governing local telecommunications competition. The Supreme Court held that the FCC has authority under the Communications Act to establish rules to govern the pricing of facilities and services provided by incumbent local exchange carriers ("ILECs") to open their local networks to competition. However, on July 18, 2000, the United States Court of Appeals for the Eighth Circuit vacated several FCC rules concerning interconnection and pricing of ILEC network elements, including a rule that mandates that ILECs set prices for unbundled network elements at the lowest cost network configuration, and another rule that would have required the ILECs to bundle combinations of network elements at the competing carrier's request. The U.S. Supreme Court decided to review this decision (consolidated with four other lower court challenges to the FCC's interconnection rules) in its next session, which commences in October 2001. In April 2000, the FCC ruled that incumbent local exchange carriers must use their "best efforts" to acquire intellectual property rights from third party vendors for the benefit of a competing carrier seeking unbundled access to network elements associated with such intellectual property rights.

Item 2.  Properties

     The System's principal physical assets consist of cable television operating plant and equipment, including signal receiving, encoding and decoding devices, headend and distribution systems and customer house drop equipment for its cable television systems. The signal receiving apparatus includes a tower, antenna, ancillary electronic equipment and earth stations for reception of satellite signals. The headend, consisting of associated electronic equipment necessary for the reception, amplification and modulation of signals, is located near the receiving devices. Most basic customers of the System utilize converters that can be addressed by sending coded signals from the headend facility over the cable network. The System's distribution system consists primarily of coaxial and fiber optic cables and related electronic equipment.

     The System owns parcels of real property for signal reception sites (one antenna tower and one headend). The System also leases one small office and one hub location. Management believes that its properties, both owned and leased, are in suitable condition adequate for the System's operations.

     The System's cables generally are attached to utility poles under pole rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. The physical components of the System require periodic upgrading to improve system performance and capacity.


Item 3.  Legal Proceedings

     There are no material pending legal proceedings to which any of the Registrants is a party or to which any of their properties are subject.


Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of the holders of the Senior Discount Notes during the three months ended December 31, 2000.

                                 PART II


Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

     There is no public trading market for the equity of Coaxial LLC, Coaxial Financing Corp. and Insight Ohio. There are three individual holders of the equity of Coaxial LLC and Coaxial Financing Corp., and the common equity of Insight Ohio is held by Insight Holdings of Ohio, LLC, a wholly-owned subsidiary of Insight Midwest, L.P.

Item 6.    Selected Financial Data

    Coaxial LLC and Coaxial Financing Corp. were formed on July 24, 1998. As such, these entities were not in existence for the historical periods presented in the following tables. The historical information of Coaxial Communications of Central Ohio, Inc. for the years ended December 31, 1997 and 1996 is shown as it represents the predecessor entity which has been consolidated by Coaxial LLC as of and for the years ended December 31, 2000, 1999 and 1998. As a result of the August 8, 2000 purchase by Insight of the remaining 25% common equity interest in Insight Ohio and certain amendments to Insight Ohio's operating agreement, Coaxial LLC no longer consolidates the accounts of Insight Ohio. The following tables present selected historical financial data for Coaxial LLC and Insight Ohio as of and for the five years ended December 31, 2000 and selected historical financial data for Coaxial Financing Corp. for 2000, 1999 and 1998. The financial information of the Central Ohio Cable System Operating Unit is presented as it represents the predecessor to Insight Ohio. These tables should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the notes thereto included elsewhere in this Report.

                                   Coaxial LLC
                 (dollars in thousands, except subscriber data)

                                                                                         Year ended December 31,
                                                                                         -----------------------
                                                                        2000         1999          1998          1997        1996
                                                                     ---------    ---------     ---------     ---------   ---------
Statement of Operations Data:
Revenues                                                             $  28,096    $  46,747     $  47,956     $  48,229   $  50,418
Operating expenses:
 Programming and other operating costs                                  10,955       16,446        17,682        17,202      16,025
 Selling, general and administrative                                     6,476       11,173        12,013        11,687      10,908
 Severance and transaction structure costs                                   -            -         4,822             -           -
 Depreciation and amortization                                           6,702        7,871         5,471         5,256       5,350
                                                                     ---------    ---------     ---------     ---------   ---------

     Total operating expenses                                           24,133       35,490        39,988        34,145      32,283
Operating income                                                         3,963       11,257         7,968        14,084      18,135
 Interest expense, net                                                 (17,983)     (16,968)       (6,489)       (1,230)       (426)
 Gain on sale of common equity interest(1)                             171,460            -             -             -           -
 Dividend on preferred interests                                         7,882            -             -             -           -
 Other income (expense)                                                     31           92          (421)         (271)       (248)
                                                                     ---------    ---------     ---------     ---------   ---------

 Income (loss) before extraordinary item                               165,353       (5,619)        1,058        12,583      17,461
 Extraordinary loss on extinguishement of debt                               -            -          (847)            -           -
                                                                     ---------    ---------     ---------     ---------   ---------
Net income                                                           $ 165,353    $  (5,619)    $     211     $  12,583   $  17,461
                                                                     =========    =========     =========     =========   =========
Financial Ratios and Other Data:
Capital expenditures                                                    19,943       26,656         7,369         5,570       5,998
Net cash provided by operating activities                                7,224       19,043        13,053        18,622      24,369
Net cash used in investing activities                                   20,950       26,754         3,470        15,242      19,551
Net cash provided by (used in) financing activities                     12,844         (116)       (1,449)       (3,712)     (4,582)
Operating Data: (at end of period, except average and
annualized data)
Homes passed (4)                                                       184,427      178,310       171,753      166,306      161,018
Basic subscribers (5)                                                   85,415       84,236        87,637       91,873       88,056
Basic penetration (6)                                                     46.3%        47.2%         51.0%        55.2%        54.7%
Premium service units (7)                                               84,648       98,202        90,032       80,013       68,720
Premium penetration (8)                                                   99.1%       116.6%        102.7%        87.1%        78.0%
Average monthly revenue per basic subscriber (9)                     $   48.87    $   45.33     $   44.52    $   44.67    $   48.27
System Cash Flow per basic subscriber (10)                           $  237.83    $  239.28     $  224.21    $  231.62    $  289.28
Balance Sheet Data: (at the end of the period)
Total assets                                                         $ 222,125    $  74,011     $  60,318    $ 109,655    $ 102,099
Total debt                                                             180,281      186,556       172,760       47,236       50,442
Total liabilities                                                      185,531      206,470       186,747       55,328       59,767
Total member's equity (deficit)                                         36,594     (132,459)     (126,429)      54,327       42,332

                             COAXIAL FINANCING CORP.
                                 (in thousands)


                                                                         Period from July 24,
                                     Year ended December 31,               1998 (inception)
                          ----------------------------------------------       through
                                   2000                   1999            December 31, 1998
                          ---------------------------------------------------------------------
Expenses:

Amortization                  $        (136)         $        (136)         $         (48)
Interest expense                     (4,725)                (4,046)                (1,510)
                          ---------------------------------------------------------------------
   Net loss                   $      (4,861)         $      (4,182)         $      (1,558)
                          =====================================================================


Balance Sheet Data:
(at the end of the period)

Total assets                  $       1,035          $        1,171         $       1,307
Total debt                           40,281                  35,556                31,510
Total liabilities                    40,281                  35,556                31,510
Total shareholders' deficit         (39,246)                (34,385)              (30,203)

                   Insight Communications of Central Ohio, LLC
                 (dollars in thousands, except subscriber data)

                                                                    Insight Communications of                Central Ohio Cable
                                                                        Central Ohio, LLC                   System Operating Unit
                                                                        -----------------                   ---------------------
                                                                                     Year Ended December 31,
                                                                                     -----------------------

                                                                2000           1999           1998           1997           1996
                                                                ----           ----           ----           ----           ----
Statement of Operations Data:
Revenues                                                     $  49,749      $  46,747      $  47,956      $  48,229      $  50,418

Operating expenses:
      Programming and other operating costs                     19,027         16,446         17,682         17,530         16,151
      Selling, general and administrative                       10,551          9,738         10,149          9,861          9,085
      Severance and transaction structure costs                      -              -          4,822              -              -
      Management fee                                             1,493          1,435            493              -              -
      Home office                                                    -              -          1,371          1,498          1,697
      Depreciation and amortization                             10,882          7,148          5,311          5,238          5,334
                                                             ---------      ---------      ---------      ---------      ---------
         Total operating expenses                               41,953         34,767         39,828         34,127         32,267
                                                             ---------      ---------      ---------      ---------      ---------

Operating income                                                 7,796         11,980          8,128         14,102         18,151
Interest expense (income), net                                   1,792            297            (59)           (70)           (29)
Other expense (income)                                             274            (92)           422            271            248

                                                             ---------      ---------      ---------      ---------      ---------
Net income                                                   $   5,730      $  11,775      $   7,765      $  13,901      $  17,932
                                                             =========      =========      =========      =========      =========


Financial Ratios and Other Data:
System Cash Flow (2)                                         $  20,171      $  20,563      $  20,125      $  20,838      $  25,182
System Cash Flow margin                                           40.5%          43.9%          42.0%          43.2%          49.9%
Operating Cash Flow (3)                                         18,678         19,128         18,261         19,340         23,485
Capital expenditures                                            35,982         26,656          7,369          5,529          5,992
Net cash provided by operating activities                       15,995         22,425         14,399         19,454         21,975
Net cash used in investing activities                           36,073         26,754          6,679          5,554          5,711
Net cash provided by (used in) financing activities             20,365         (1,498)        (1,585)       (14,232)       (16,028)


Operating Data: (at end of period, except
average and annualized data)
Homes passed (4)                                               184,427        178,310        171,753        166,306        161,018
Basic subscribers (5)                                           85,415         84,236         87,637         91,873         88,056
Basic penetration (6)                                             46.3%          47.2%          51.0%          55.2%          54.7%
Premium service units (7)                                       84,648         98,202         90,032         80,013         68,720
Premium penetration (8)                                           99.1%         116.6%         102.7%          87.1%          78.0%
Average monthly revenue per basic                            $   48.87      $   45.33      $   44.52      $   44.67      $   48.27
subscriber (9)                                               $  237.83      $  239.28      $  224.22      $  231.62      $  289.28
System Cash Flow per basic subscriber (10)

Balance Sheet Data: (at end of the period)
Total assets                                                 $  83,359      $  56,964      $  41,967      $  33,553      $  34,062
Total debt                                                      25,000         11,117            228            407            615
Total other liabilities                                         20,164         19,899         15,248          7,982          8,425
Total preferred interests                                      180,281        175,556        171,438              -              -
Total liabilities and preferred interests                      225,445        206,455        186,686              -              -
Total member's deficit                                        (142,086)      (149,491)      (144,719)             -              -
Net assets to be contributed                                         -              -              -         25,571         25,637

                 Notes To Selected Financial and Operating Data

(1) Represents gain on sale of remaining equity interests in Insight Ohio to Insight Inc.

(2) Represents Operating Cash Flow (as defined below in Note 3) plus home office expense for periods prior to the acquisition of the System, and Operating Cash Flow plus management fees for periods after or which give effect to the acquisition of the System. Management believes that System Cash Flow is a meaningful measure of performance because it is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. However, System Cash Flow is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles. System Cash Flow, as computed by management, is not necessarily comparable to similarly titled amounts of other companies. See the financial statements, including the Statements of Cash Flows, included elsewhere in this Report.

(3) Represents earnings before depreciation, amortization, severance and transaction structure costs, interest expense, other expenses, and extraordinary item. Management believes that Operating Cash Flow is a meaningful measure of performance because it is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. However, Operating Cash Flow is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles. Operating Cash Flow, as computed by management, is not necessarily comparable to similarly titled amounts of other companies. See the financial statements, including the Statements of Cash Flows included elsewhere in this Report.

(4) Refers to estimates by management of the approximate number of dwelling units in a particular community that can be connected to the System.

(5) A home with one or more television sets connected to a cable system is counted as one basic subscriber. Bulk accounts are included on an equivalent basic unit basis in which the total monthly bill for the account is divided by the basic monthly charge for a single outlet in the area.

(6) Calculated as basic subscribers as a percentage of homes passed.

(7) Includes only single channel services offered for a monthly fee per channel and does not include tiers of channels offered as a package for a single monthly fee. A subscriber may purchase more than one premium service, each of which is counted as a separate premium service unit.

(8) Calculated as premium service units as a percentage of basic subscribers.

(9) Represents revenues of the System during the respective period divided by the months in the period divided by the average number of basic subscribers (beginning of period plus end of period divided by two) for such respective period.

(10) Represents Annualized System Cash Flow during the respective period divided by the average number of basic subscribers (beginning of period plus end of period divided by two) for such respective period.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the financial statements and related notes which are included elsewhere in this report.

Offering of Senior Discount Notes and Senior Notes and Acquisition of System by Insight Ohio

     Coaxial LLC and Coaxial Financing Corp. completed on August 21, 1998 a private offering (the "Senior Discount Notes Offering") of $55,869,000 aggregate principal amount at maturity of their 12 7/8% Senior Discount Notes due in 2008 (the "Senior Discount Notes") in connection with a Financing Plan (the "Financing Plan") which included the contribution of Coaxial's cable television system (the "System") to Insight Ohio. On February 16, 1999, Coaxial LLC and Coaxial Financing Corp. consummated an exchange of registered Senior Discount Notes for their privately issued Senior Discount Notes. Coaxial LLC and Coaxial Financing Corp. have only nominal assets except for Coaxial LLC's ownership of 67.5% of the common stock of Coaxial and notes of Coaxial DJM LLC and Coaxial DSM LLC (the other two owners of Coaxial), which notes are secured by the remaining 32.5% of the common stock of Coaxial. The Senior Discount Notes are guaranteed on a conditional basis by Insight Ohio. The limited liability companies that own Coaxial are referred to herein as the "Individual LLCs".

     As part of the Financing Plan, Coaxial and Phoenix Associates, an affiliated general partnership, completed a private offering (the "Senior Notes Offering") of $140,000,000 aggregate principal amount of their 10% Senior Notes due in 2006 (the "Senior Notes"). On February 16, 1999, Coaxial and Phoenix consummated an exchange of registered Senior Notes for their privately issued Senior Notes. The Senior Notes are also guaranteed on a conditional basis by Insight Ohio. The conditional guarantee of the Senior Discount Notes is subordinated to the conditional guarantee of the Senior Notes. Coaxial has only nominal assets except for the Series A Preferred Interest and the Series B Preferred Interest of Insight Ohio (together the "Preferred Interests").

     The Preferred Interests have distribution priorities that provide for distributions to Coaxial. The distributions from the Series B Preferred Interest will be used to pay dividends to the Individual LLCs, which dividends will be used to pay interest and principal on the Senior Discount Notes and the distributions from the Series A Preferred Interest will be used to pay interest and principal on the Senior Notes. Distributions by Insight Ohio will be subject to certain financial covenants and other conditions set forth in its Senior Credit Facility.

     Coaxial LLC and Coaxial Financing Corp. do not conduct any business and are dependent upon the cash flow of Insight Ohio to meet their obligations under the Senior Discount Notes. Insight serves as the manager of the System.

     The following discussion relates to the operations of Insight Ohio for years ended December 31, 2000, 1999 and 1998. The financial statements of Insight Ohio are included in the consolidated financial statements of Coaxial through August 8, 2000 (see "Recent Developments" below) and Coaxial was deemed to be a subsidiary of Coaxial LLC and, as such, the financial statements of Coaxial are included in the consolidated financial statements of Coaxial LLC. The historical operating results of Coaxial LLC reflect the actual results of the System through August 8, 2000 in addition to certain financing activities unrelated to the operation of the System. These financing activities relate primarily to the offering of the Senior Discount

Notes and Senior Notes discussed above as well as certain borrowings and repayments of debt with affiliated companies. These activities resulted in related financing and interest costs. The historical results of Coaxial LLC appear elsewhere in this report under the heading "Coaxial LLC."

Recent Developments

      Purchase of Coaxial Common Interest

      On August 8, 2000, Insight Ohio purchased Coaxial's 25% non-voting common equity interest in Insight Ohio, resulting in Insight owning 100% of the common equity of Insight Ohio. The purchase price was 800,000 shares of common stock of Insight and cash paid by Insight to the principals of Coaxial in the amount of $2.6 million. In connection with the purchase, Insight Ohio's operating agreement was amended to, among other things, remove certain participating rights of the principals of Coaxial, and vest in the common equity interests of Insight Ohio 70% of its total voting power and in the preferred equity interests 30% of its total voting power. As a result of this purchase Coaxial LLC no longer consolidates the results of Insight Ohio subsequent to August 8, 2000.

      Contribution of Insight Ohio

      On January 5, 2001, Insight Midwest, L.P., a partnership owned 50% by Insight and 50% by an indirect subsidiary of AT&T Broadband, LLC, which is a subsidiary of AT&T Corp., through a series of transactions acquired all of Insight's wholly-owned systems serving approximately 280,000 customers, including the approximately 85,400 customers served by Insight Ohio and including systems which Insight purchased from the AT&T cable subsidiaries. At the same time, Insight Midwest acquired from the AT&T cable subsidiaries systems serving approximately 250,000 customers. Insight Ohio is an unrestricted subsidiary under the indentures governing Insight's and Insight Midwest's senior notes and is prohibited by the terms of its indebtedness from making distributions to Insight Midwest. Insight Midwest remains equally owned by Insight and AT&T Broadband, and Insight continues to serve as the general partner and manages and operates the Insight Midwest systems, including Insight Ohio.

      Insight Ohio's conditional guarantee of the Senior Notes and the Senior Discount Notes remains in place. If at any time the Senior Notes or the Senior Discount Notes are repaid or significantly modified, or in any case after August 15, 2008, the principals of the Coaxial Entities may require Insight to purchase their preferred interests for a purchase price equal to the difference, if any, of $32.6 million less the then market value of the 800,000 shares of Insight common stock issued on August 8, 2000.

Overview

     Revenues generated by the System are primarily attributable to monthly subscription fees charged to basic customers for basic and premium cable television programming services. Basic revenues consist of monthly subscription fees for all services (other than premium programming) as well as monthly charges for customer equipment rental. Premium revenues primarily consist of monthly subscription fees for programming provided on a per channel basis. In addition, revenues are derived from installation and reconnection fees charged to basic customers to commence or discontinue service, pay-per-view charges, digital and high-speed data services, late payment fees, advertising revenues and commissions related to the sale of goods by home shopping services.

     System operating expenses consist of programming and other operating costs, selling, general and administrative expenses, home office expenses and depreciation and amortization. Programming and other operating costs include direct costs, such as fees paid to programming suppliers, and costs attributable to the operation of the System, including wages, salaries and other costs related to plant operating activities. Programming fees have historically increased at rates in excess of inflation due to increases in the number of programming services offered by the System and improvements in the quality of programming. Selling, general and administrative expenses include customer service operations, marketing, billing, expenses related to copyright fees and bad debt expense.

     The System relies on Insight for all of its strategic, managerial, financial and operational oversight and advice. Insight also centrally purchases programming and equipment and provides the associated discount to the System. In exchange for all such services provided to the System and subject to certain restrictions contained in the covenants with respect to Insight Ohio's Senior Credit Facility, the Senior Notes and the Senior Discount Notes, Insight is entitled to receive management fees of 3.0% of gross operating revenues of the System. Such management fee is payable only after distributions have been made in respect of the Preferred Interests and only to the extent that such payment would be permitted by an exception to the restricted payments covenants of the Senior Notes and the Senior Discount Notes as well as Insight Ohio's Senior Credit Facility. Such management fee is included in selling, general and administrative expenses.

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Revenues for the year ended December 31, 2000 $49.7 million compared to $46.7 million for the year ended December 31, 1999. For the year ended, December 31, 2000, customers served averaged 84,826 compared with 85,937 during the same time period in 1999. Revenues for the year ended December 31, 2000 were 6.4% higher than the same period for the prior year despite the 1.3% decrease in average customers served as revenue from new product launches, increased advertising, basic and pay revenues more than offset decreases in pay per view and other revenues. Digital revenue for the year ended December 31, 2000 was approximately $1.6 million, including approximately $583,000 for video on demand service. High-speed data revenue was approximately $800,000 for the year ended December 31, 2000 and advertising and pay revenue increased by approximately $900,000 and $500,000 as compared to the year ended December 31, 1999. Analog pay-per-view and other revenues decreased approximately $355,000 and $243,000 during the year ended December 31, 2000 as compared to the same period in the prior year. Revenues by service offering are as follows:

                                      Year Ended December 31,
                    ------------------------------------------------------------
                                2000                           1999
                    -----------------------------  -----------------------------

                                       (dollars in thousands)

                      Revenues by     % of Total     Revenues by     % of Total
                    Service Offering   Revenues    Service Offering   Revenues
                    ----------------   --------    ----------------   --------
Basic                        $27,489          55%           $27,373          59%
Premiun                        6,909          14%             6,445          14%
Pay-Per-View                   1,763           4%             2,118           4%
Digital                        1,618           3%                15           0%
Advertising sales              5,091          10%             4,205           9%
Data services                    887           2%                50           0%
Other                          5,992          12%             6,541          14%
                    ----------------   ----------  ----------------   ----------

                             $49,749         100%           $46,747         100%
                    ================   ==========  ================   ==========

     Average revenue per customer per month for the year ended December 31, 2000 totaled $48.87 compared to $45.33 for the year ended December 31, 1999, primarily as a result of the revenue increases noted above. The average monthly revenue per basic customer increased 7.8% primarily as a result of the increase in the rate for classic service in connection with the System's rebuild and the continued rollout of digital and high-speed data services.

     Programming and other operating costs increased to $19.0 million for the year ended December 31, 2000 as compared to $16.4 million for the year ended December 31, 1999, an increase of approximately $2.6 million or 15.9 %. An increase of approximately 30.0% in basic programming expenses from $6.8 million for the year ended December 31, 1999 to $8.8 million for the same time period in 2000 reflects increased programming rates as discounts previously realized through Insight Ohio's affiliation with MediaOne expired in November 1999. Basic programming expenses also increased due to additional channels added in rebuilt areas. Digital programming expenses including fees paid to video on demand increased to approximately $537,000 for the year ended December 31, 2000. The increased basic and digital programming expense accounted for approximately $2.5 million or 96.2% of the total increase in programming and other operating costs.

     Selling, general and administrative expenses increased to $12.0 million for the year ended December 31, 2000 as compared to $11.2 million for the same
period in the prior year, an increase of approximately $900,000.   Increased
marketing and subscriber billing costs accounted for approximately 76.4% of the increase.

     Depreciation and amortization expense for the year ended December 31, 2000 increased by 52.2% over the year ended December 31, 1999 to approximately $10.9 million reflecting additional capital expenditures resulting from upgrades to the System's network.

     Operating income for the year ended December 31, 2000 totaled $7.8 million compared to $12.0 million for the prior year reflecting increased expenses and depreciation, partially offset by increased revenues.

     Net interest expense for the year ended December 31, 2000 totaled approximately $1.8 million compared to approximately $300,000 for the year ended December 31, 1999, resulting from increased borrowings under the Senior Credit Facility.

     Net income of $5.7 million was realized for the year ended December 31, 2000 compared to net income of $11.8 million for the year ended December 31, 1999 for the reasons set forth above.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Revenues for the year ended December 31, 1999 were $46.7 million, compared
to $48.0 million for the year ended December 31, 1998.   For the year ended
December 31, 1999, customers served averaged 85,937, as compared with 89,755 in
1998.   Effective August 21, 1998, the date of the contribution of assets to
Insight Ohio, Insight Ohio no longer included franchise fees in revenue due to a change in financial reporting which caused 1998 revenue to be higher by approximately $770,000. On a pro forma basis, excluding franchise fees, revenue for the year ended December 31, 1999 was 0.9% lower than the previous year despite a 4.3% decrease in customers served on average as Insight Ohio ended previous management's program of deeply discounting its rates.

      On a pro forma basis excluding franchise fees, average revenue per customer for the year ended December 31, 1999 totaled $45.33 versus $43.81 for the year ended December 31, 1998. Average revenue per customer for Insight Ohio's basic and classic service increased from $25.88 for the year ended December 31, 1998 to $26.54 for the year ended December 31, 1999 on a pro forma basis excluding franchise fees. This increase is primarily attributable to the discontinuance of prior management's discounting structure.

     Effective November 1, 1999, the System began activating nodes in rebuilt areas, increasing the rate for classic service by $1.75 from $14.93 to $16.68. As of December 31, 1999, there were approximately 10,800 customers receiving this enhanced service which offers six more channels on the classic service tier. In addition, customers in rebuilt areas have the opportunity to receive new products including Insight's digital gateway service, video on demand and high-speed data access. As of December 31, 1999, Insight has realized revenues of approximately $24.00 per digital home and approximately $34.00 per high-speed data customer in other markets where these products have been launched during the past year.

     Service and administrative expenses, excluding management fees and home office expenses decreased to $26.2 million for the year ended December 31, 1999, compared to $27.8 million in 1998, a decrease of $1.6 million or 5.8%. Programming expenses decreased by 6.5%, from $12.1 million in 1998 to $11.3 million in 1999, primarily reflecting savings realized through Insight's purchasing discounts and fewer customers served. In particular, programming fees were approximately 2.2% less on a per customer basis due to discounts available to Insight Ohio. Personnel expenses decreased by approximately 14.8% or $1.0 million due to the elimination of duplicative administrative personnel. In addition, franchise fees of approximately $770,000 were included in service and administrative expenses for the year ended December 31, 1998. Effective August 21, 1998, Insight Ohio no longer included franchise fees in expense due to a change in financial reporting.

     Severance and transaction structure costs of $4.8 million were incurred for the year ended December 31, 1998 as a result of the Financing Plan and the related contribution of the System to Insight Ohio. These costs consisted of severance costs of $960,000 and professional fees of $3.8 million.

     Until August 21, 1998, the System was charged home office expenses that include costs incurred by the owners of Coaxial and their direct employees relating to the System including salaries, benefits, legal fees, travel and entertainment, accounting fees and other office expenses. Through August 21, 1998, such expenses totaled $1.4 million. Upon consummation of the Financing Plan, IHO commenced management services to the System for which it received a management fee totaling $493,000 for the period from August 21 through December 31, 1998 and $1.4 million for the year ended December 31, 1999.

     Depreciation and amortization increased by approximately $2.1 million or 39.4% from $5.3 million for the year ended December 31, 1998 to $7.4 million for the year ended December 31, 1999 reflecting capital expenditures associated with the System's rebuild.

     Net interest expense increased by approximately $3.7 million to $6.4 million for the year ended December 31, 1999 primarily resulting from higher interest expense associated with the accretion of the discount on the Senior Discount Notes as well as a net decrease in interest income from related parties during 1999 as compared to 1998.

     In 1998, an extraordinary loss of approximately $847,000 was recognized due to the refinancing of Coaxial's bank debt that existed prior to August 21, 1998.

     Net income increased to $5.4 million for the year ended December 31, 1999 from net income of $4.2 million for the year ended December 31, 1998 for the reasons set forth above.

Liquidity and Capital Resources

     The cable television business is a capital-intensive business that generally requires financing for the upgrade, expansion and maintenance of the technical infrastructure. Capital expenditures totaled $36.3 million for the year ended December 31, 2000. These expenditures were primarily for the rebuild of cable plant and for serving new homes. Capital expenditures are financed by cash flows from operations, borrowings under the Senior Credit Facility and capital contributions.

     We continue to upgrade the plant serving the majority of customers to further enhance the technical platform of the plant serving the majority of System customers. The capability for high-speed data transmission, impulse pay-per-view, digital tiers of service and additional analog channels is provided by further deployment of fiber optics, an increase in the bandwidth to 870 MHz, activation of the reverse plant to allow two-way communications and the installation of digital equipment.

     Capital expenditures are expected to approximate $23.0 million during the year 2001 to support not only ongoing plant extensions, new customer additions and capital replacement, but also to fund the continued plant upgrade to 870 MHz and 2-way transmission, which is necessary to facilitate the deployment of interactive services.

     Cash provided by operations for the year ended December 31, 2000 was $16.0 million compared to $22.4 million for the same period in 1999. The decrease is primarily attributable to increased depreciating expense during the year ended December 31, 2000 as compared to the same period of the prior year.

     Cash provided by financing activities for the year ended December 31, 2000 was $20.3 million. This was comprised primarily of $20.4 million of capital contributions from Insight and $14.0 million in borrowings under Insight Ohio's senior credit facility. These increases were partially offset by $14.0 million of preferred interest distributions. Cash used in financing activities for the year ended December 31, 1999 was $1.5 million consisting primarily of preferred interest distributions, to be used to pay interest on the Senior Notes and by borrowings under the senior credit facility.

     In addition to cash flow from operations, Insight Ohio has a $25.0 million Senior Credit Facility which was fully borrowed at December 31, 2000.

     Due to the increased rebuild costs, management had determined that amounts available under the Senior Credit Facility and cash flows from operations may not be sufficient to finance the operating and capital requirements of the System, debt service requirements and distributions on the Preferred Interests over the next year. Insight LP contributed $20.4 million to Insight Ohio through December 31, 2000. Insight Midwest has committed to provide capital contributions to fund cash requirements through 2001.


Recent Accounting Pronouncements

       In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended by SFAS No. 137, became effective for Coaxial LLC, Coaxial Financing Corp. and Insight Ohio on January 1, 2001. Management does not anticipate that the adoption of this statement will be material.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

     Coaxial LLC, Coaxial Financing Corp. and Insight Ohio do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or "other than trading" instruments that are likely to expose any of them to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. Coaxial LLC, Coaxial Financing Corp. and Insight Ohio have not entered into forward or future contracts, purchased options or entered into swaps.

     Insight Ohio's senior credit facility bears interest at floating rates. Accordingly, Insight Ohio is exposed to potential losses related to changes in interest rates. A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our projected annual interest expenses by approximately $250,000 for the year ending December 31, 2001. The Senior Discount Notes issued by Coaxial LLC and Coaxial Financing Corp. and the Senior Notes issued by Coaxial and Phoenix bears interest at fixed rates.

     The fair value of borrowings under Insight Ohio's senior credit facility approximates carrying value as it bears interest at floating rates. The fair value and carrying value of the Senior Discount Notes as of December 31, 2000 was $40.8 and $40.3 million, respectively. The fair value and carrying value of the Senior Notes applicable to Coaxial as of December 30, 2000 was $32.7 and $34.4 million, respectively. The fair value and carrying value of the Senior Notes applicable to Phoenix as of December 31, 2000 was $100.3 and $105.6 million, respectively.

Item 8.  Financial Statements and Supplementary Data

     Reference is made to pages F-1 through F-50 comprising a portion of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     The following table sets forth certain information with respect to the executive officers of the Individual LLCs, Coaxial, Insight Ohio, and Insight. Insight is wholly-owned by Insight Communications Company, Inc. ("Insight Parent"). Insight owns 50% of and is the general partner of Insight Midwest, which is the parent of Insight Ohio. Insight also serves as manager of the Individual LLCs and Insight Ohio and Insight Parent thereby effectively controls the management and affairs of the Individual LLCs, Coaxial and Insight Ohio. The executive officers of Insight Parent are compensated by Insight Parent. Insight Ohio pays management fees to Insight. Sidney Knafel, Michael Willner and Kim Kelly serve as the directors of Coaxial. None of the executive officers of Coaxial, Coaxial LLC and Coaxial Financing Corp. are compensated for their services as such. Coaxial Financing Corp. only has nominal assets and will not conduct any business.

          Name                   Age                         Position
          ----                   ---                         --------

Sidney R. Knafel                 70    Chairman of the Individual LLCs, Coaxial, Insight Ohio and
                                       Insight

Michael S. Willner               48    President and Chief Executive Officer of the Individual
                                       LLCs, Coaxial, Insight Ohio, and Insight

Kim D. Kelly                     44    Executive Vice President and Chief Operating and Financial
                                       Officer of the Individual LLCs, Coaxial, Insight Ohio, and
                                       Insight

    Sidney R. Knafel, a director of Insight Communications, has been Chairman of the Board of Insight Communications since 1985. He was the founder, Chairman and an equity holder of Vision Cable Communications, Inc. from 1971 until its sale in 1981. Mr. Knafel is presently the managing partner of SRK Management Company, a private investment company, and also serves as Chairman of BioReliance Corporation, a biological testing company. He is a director of NTL Incorporated, General American Investors Company, Inc., IGENE Biotechnology, Inc. and Source Media, Inc., as well as several private companies. Mr. Knafel is a graduate of Harvard College and Harvard Business School.

    Michael S. Willner, a director of Insight Communications, co-founded and has served as President and Chief Executive Officer since 1985. Previously, Mr. Willner served as Executive Vice President and Chief Operating Officer of Vision Cable from 1979 through 1985, Vice President of Marketing for Vision Cable from 1977 to 1979 and General Manager of Vision Cable's Bergen County, New Jersey cable television system from 1975 to 1977. Currently, Mr. Willner is a director of NTL Incorporated. He is also a director of Source Media, Inc. and Commerce.TV. He is a member of the National Cable Television Association's Board of Directors and Executive Committee, serving as its Vice-Chairman. He also serves on the boards of C-SPAN, CableLabs and the Walter Kaitz Foundation. Mr. Willner is a graduate of Boston University's College of Communication and serves on the school's Executive Committee.

    Kim D. Kelly, a director of Insight Communications, has been Executive Vice President and Chief Financial Officer of

Insight Communications since 1990. Ms. Kelly has also been Chief Operating Officer of Insight Communications since January 1998. Prior thereto, she served from 1982 to 1990 with Marine Midland Bank, becoming its Senior Vice President in 1988, with primary responsibility for media lending activities. Ms. Kelly serves as a member of the National Cable Television Association Subcommittee for Telecommunications Policy, as well as the National Cable Television Association Subcommittee for Accounting. She also serves as a director of Bank of New York Hamilton Funds and Source Media, Inc. and serves on the boards of Cable in the Classroom and Cable Advertising Bureau. Ms. Kelly is a graduate of George Washington University.

     All executive officers serve at the discretion of the Board of Directors.

Item 11.  Executive Compensation

     Coaxial LLC and Coaxial Financing Corp. do not make any payments in respect of compensation to any of their executive management personnel. Rather, executive management personnel of Coaxial LLC and Coaxial Financing Corp. receive compensation from Insight Parent. Accordingly, Insight Parent utilizes its management fees from Insight Ohio to pay for all of its operating expenses for managing the day-to-day affairs of the System.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The outstanding shares of common stock of Coaxial are owned by the Individual LLCs as described in the table below. All of the outstanding shares of common stock of Coaxial Financing Corp. and all of the outstanding partnership interests of Phoenix are wholly-owned directly or indirectly by the individuals indicated in the footnotes to the table in the same ownership percentages as the respective Individual LLCs' ownership in Coaxial. Insight is the manager of each of the Individual LLCs and thereby effectively controls the business of each of such Individual LLCs and Coaxial. Accordingly, Insight and members of its executive management may be deemed to beneficially own (as defined by Rule 13d-3 under the Exchange Act) all of the outstanding shares of common stock of Coaxial.

              Name and Address of Beneficial Owner                      Percentage Ownership
              ------------------------------------                      --------------------
Coaxial LLC (1)
     c/o Coaxial Communications
     5111 Ocean Boulevard, Suite C
     Sarasota, FL 34242.........................................               67.5%

Coaxial DJM LLC (2)
     c/o Coaxial Communications
     5111 Ocean Boulevard, Suite C
     Sarasota, FL 34242.........................................               22.5%

Coaxial DSM LLC (3)
     c/o Coaxial Communications
     5111 Ocean Boulevard, Suite C
     Sarasota, FL 34242.........................................               10.0%

________
(1) Wholly-owned by Barry Silverstein.
(2) Wholly-owned by Dennis J. McGillicuddy.

(3) Wholly-owned by D. Stevens McVoy.


Item 13.  Certain Relationships and Related Transactions

Management Fees

     In accordance with the Operating Agreement of Insight Ohio, Insight is entitled to be paid management fees for managing the day-to-day operations of Insight Ohio. Pursuant to the Operating Agreement, subject to certain covenants in the Indentures, Insight is entitled to receive management fees of 3.0% of gross revenues of Insight Ohio. Fees under this management agreement were approximately $1.5 million for the year ended December 31, 2000. Insight is also entitled to reimbursement from Insight Ohio for all direct, out-of-pocket expenses incurred by or on behalf of Insight that directly relate to its management of the business and operations of Insight Ohio, including any such expenses incurred in connection with the management of Coaxial LLC and Coaxial Financing Corp. However, Insight is not entitled to reimbursement from Insight Ohio for corporate overhead (including employee bonuses and health, welfare, retirement, and other employee benefits and overhead expenses of its corporate office management, development, internal accounting, and finance management personnel).

Coaxial and Phoenix

     All of the outstanding shares of Coaxial's capital stock and all of the outstanding partnership interests in Phoenix are held indirectly by the same three individuals, Barry Silverstein, Dennis J. McGillicuddy and D. Stevens McVoy. Coaxial and Phoenix were co-obligors (along with certain other affiliates) with respect to the Chase Credit Facility. Coaxial and Phoenix continue to be co-obligors with respect to the Senior Notes.

Coaxial

     Coaxial LLC, Coaxial DJM LLC and Coaxial DSM LLC

     Upon the closing of the Senior Discount Notes offering, Coaxial LLC (which owns 67.5% of the common equity of Coaxial) loaned 22.5% of the gross proceeds of the Senior Discount Notes offering (approximately $6.75 million) to Coaxial DJM LLC (which owns 22.5% of the common equity of Coaxial) and 10% of such proceeds (approximately $3.0 million) to Coaxial DSM LLC (which owns 10% of the common equity of Coaxial) in order to allow for distributions to their respective holders (Barry Silverstein, Dennis J. McGillicuddy and D. Stevens McVoy, respectively) for purposes of repaying the amounts outstanding under the Chase Credit Facility. Such loans are evidenced by the LLC Mirror Notes. Each of the LLC Mirror Notes incorporates the terms of the Senior Discount Notes with respect to payments and otherwise. Accordingly, Coaxial LLC will rely on the provisions of the LLC Mirror Notes in requiring payments from Coaxial DJM LLC and Coaxial DSM LLC in order to make corresponding payments on the Senior Discount Notes. The LLC Mirror Note issued by Coaxial DJM LLC is in the amount of $12,570,525 (i.e., 22.5% of the principal amount at maturity of the Senior Discount Notes) and is secured by 22.5% of the outstanding common equity of Coaxial. The LLC Mirror Note issued by Coaxial DSM LLC is in the amount of $5,586,900 (i.e., 10% of the principal amount at maturity of the Senior Discount Notes) and is secured by 10% of the outstanding common equity of Coaxial.

                                 PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements:
                                                                                      Page
                                                                                      ----
Coaxial LLC Report of Independent Auditors - Ernst & Young LLP                         F-1

Financial Statements:

     Coaxial LLC Consolidated Balance Sheets as of December 31, 2000 and 1999          F-2

     Coaxial LLC Consolidated Statements of Operations for the years ended
     December 31, 2000, 1999 and 1998                                                  F-3

     Coaxial LLC Consolidated Statements of Changes in Members' (Deficit)
     Equity for the years ended December 31, 2000, 1999 and 1998                       F-4

     Coaxial LLC Consolidated Statements of Cash Flows for the years ended
     December 31, 2000, 1999 and 1998                                                  F-5

     Coaxial LLC Notes to Consolidated Financial Statements                            F-6

Coaxial Financing Corp. Report of Independent Auditors - Ernst & Young LLP             F-16

Financial Statements:

     Coaxial Financing Corp. Balance Sheets as of December 31, 2000 and 1999           F-17

     Coaxial Financing Corp. Statements of Operations for the years ended
     December 31, 2000 and 1999 and period from July 24, 1998
     (date of inception) through December 31, 1998                                     F-18

     Coaxial Financing Corp. Statements of Changes in Shareholders' Deficit
     for the years ended 2000 and 1999 and period from July 24, 1998
     (date of inception) through December 31, 1998                                     F-19

     Coaxial Financing Corp. Statements of Cash Flow for the years ended
     December 31, 2000 and 1999 and period from July 24, 1998
     (date of inception) through December 31, 1998                                     F-20

     Coaxial Financing Corp. Notes to Financial Statements                             F-21

Coaxial Communications of Central Ohio, Inc. Report of Independent Auditors -
Ernst & Young LLP                                                                      F-22

Financial Statements:

     Coaxial Communications of Central Ohio, Inc. Consolidated Balance Sheets as
     of December 31, 2000 and 1999                                                     F-23

     Coaxial Communications of Central Ohio, Inc. Consolidated Statements of
     Operations for the years ended December 31, 2000, 1999 and 1998                   F-24

     Coaxial Communications of Central Ohio Statements of Changes in
     Shareholders' Equity (Deficit) for the years ended
     December 31, 2000, 1999 and 1998                                                  F-25

     Coaxial Communications of Central Ohio, Inc. Consolidated Statements of
     Cash Flows for the years ended December 31, 2000, 1999 and 1998                   F-26

     Coaxial Communications of Central Ohio, Inc. Notes to Consolidated
     Financial Statements                                                              F-27


Phoenix Associates Report of Independent Auditors - Ernst & Young LLP                  F-36

Financial Statements:

     Phoenix Associates Balance Sheets as of December 31, 2000 and 1999                F-37

     Phoenix Associates Statements of Operations for the years ended
     December 31, 2000, 1999 and 1998                                                  F-38

     Phoenix Associates Statements of Changes in Partners'
     Deficit for the years ended December 31, 2000, 1999 and 1998                      F-39

     Phoenix Associates Statements of Cash Flows for the years ended December
     31, 2000, 1999 and 1998                                                           F-40

     Phoenix Associates Notes to Financial Statements                                  F-41

Insight Communications of Central Ohio, LLC Report of Independent Auditors -
Ernst & Young LLP                                                                      F-39

Financial Statements:

     Insight Communications of Central Ohio, LLC Balance Sheets as of December
     31, 2000 and 1999                                                                 F-45

     Insight Communications of Central Ohio, LLC Statements of Operations and
     Changes in Members' Deficit for the years ended December 31, 2000, 1999 and
     1998                                                                              F-46

     Insight Communications of Central Ohio, LLC Statements of Cash Flows for
     the years ended December 31, 2000, 1999 and 1998                                  F-47

     Insight Communications of Central Ohio, LLC Notes to Financial Statements
                                                                                       F-48

The following consolidated financial statement schedule of Coaxial LLC is included in item 14(d):
     Report of Independent Auditors - Ernst & Young LLP
     Schedule II    Valuation and Qualifying Accounts

(b) Reports on Form 8-K:

     None.

(c) Exhibits

2.1 Purchase and Option Agreement, dated as of August 8, 2000, among Coaxial Communications of Central Ohio, Inc., Insight Communications of Central Ohio, LLC, Insight Holdings of Ohio, LLC, Insight Communications Company, L.P., Insight Communications Company, Inc., Coaxial LLC, Coaxial DJM LLC, Coaxial DSM LLC, Barry Silverstein, Dennis J. McGillicuddy, and D. Stevens McVoy (1)

2.2 Asset Contribution Agreement, dated August 15, 2000, by and among, Command Cable of Eastern Illinois Limited Partnership, MediaOne of Illinois, Inc., Northwest Illinois TV Cable Company, S/D Cable Partners, Ltd., TCI American Cable Holdings, L.P., TCO of Bloomington/Normal, Inc., TCI of Cablevision of Texas, Inc., UACC Midwest, Inc., United Cable Television of Illinois Valley, Inc., United Cable Television of Southern Illinois Valley, Inc., United Cable Television of Southern Illinois, Inc., TCI of Indiana Holdings, LLC, Insight Communications Company, L.P, and Insight Midwest, L.P. ("Asset Contribution Agreement")
        (2)

2.3     Amendment to the Asset Contribution Agreement, dated January 5, 2001 (3)

2.4 Asset Exchange Agreement, dated August 15, 2000, by and between MediaOne of Illinois, Inc., and Insight Communications Company, L.P. ("Asset Exchange Agreement") (2)

2.5     Amendment to the Asset Exchange Agreement, dated January 5, 2001 (3)

2.6 Assets Purchase and Sale Agreement, dated August 15, 2000, by and between TCI of Illinois, Inc., TCI of Racine, Inc., UACC Midwest, Inc. and Insight Communications Company, L.P. ("Asset Purchase and Sale Agreement") (2)

2.7     Amendment to the Asset Purchase and Sale Agreement, dated January 5,
        2001 (3)

3.1 Certificate of Incorporation of Coaxial Financing Corp., filed July 24, 1998(4)

3.2     By-Laws of Coaxial Financing Corp.(4)

3.3 Certificate of Formation of Insight Communications of Central Ohio, LLC filed July 23, 1998 (4)

3.4 Amended and Restated Operating Agreement of Insight Ohio, dated as of August 8, 2000 (1)

3.5     Certificate of Formation of Coaxial LLC filed July 24, 1998 (4)

3.6     Operating Agreement of Coaxial LLC dated August 21, 1998 (4)

10.1 Indenture among Coaxial LLC, Coaxial Financing Corp., Insight Communications of Central Ohio, LLC and Bank of Montreal Trust Company dated August 21, 1998 (4)

10.2 Securities Pledge Agreement between Coaxial Communications of Central Ohio, Inc. and Bank of Montreal Trust Company dated August 21, 1998 (4)

10.3 Securities Pledge Agreement between Coaxial LLC and Bank of Montreal Trust Company dated August 21, 1998 (4)

10.4 Securities Pledge Agreement between Coaxial DSM LLC and Coaxial LLC dated August 21, 1998 (4)

10.5 Securities Pledge Agreement between Coaxial DJM LLC and Coaxial LLC dated August 21, 1998 (4)

10.6 Mirror Note of Coaxial DJM LLC payable to the order of Coaxial LLC dated August 21, 1998 (4)

10.7 Mirror Note of Coaxial DSM LLC payable to the order of Coaxial LLC dated August 21, 1998 (4)

10.8 Revolving Credit Agreement dated as of October 7, 1998 among Insight Communications of Central Ohio, LLC, several banks and financial institutions or entities, and Canadian Imperial Bank of Commerce, as administrative agent (4)

10.9 Indenture among Coaxial Communications of Central Ohio, Inc., Phoenix Associates, Insight Communications of Central Ohio, LLC, CIBC Oppenheimer Corp. and Bank of Montreal Trust Company dated August 21, 1998 (5)

10.10 Cable Facilities Lease Agreement, dated July 17, 2000, among AT&T Broadband, LLC and Insight Communications Company, Inc. and certain of its affiliates, including Insight Ohio (1)

___________
        (1) Filed as an Exhibit to Insight Communications Company, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 0-26677) and incorporated herein by reference.

        (2) Filed as an Exhibit to Insight Communications Company, Inc.'s Current Report on Form 8-K, dated August 15, 2000 (File No. 0-26677) and incorporated herein by reference.

        (3) Filed as an Exhibit to Insight Communications Company, Inc.'s Current Report on Form 8-K, dated January 5, 2001 (File No. 0-26677) and incorporated herein by reference.

        (4) Filed as an Exhibit to Registrants' Registration Statement on Form S-4 (File No. 333-64449) and incorporated herein by reference.

        (5) Filed as an Exhibit to Registration Statement in Form S-4 (File No. 333-63677) and incorporated herein by reference.

                         Report of Independent Auditors


The Member
Coaxial LLC

     We have audited the consolidated financial statements of Coaxial LLC as of December 31, 2000 and 1999 and for the years then ended, and have issued our report thereon dated March 12, 2001, except for Note 2, as to which the date is May 25, 2001, (included elsewhere in this Form 10-K/A-2). Our audits also included the financial statement schedule listed in Item 14(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                             /s/ Ernst & Young LLP


New York, New York
March 12, 2001

                                   Coaxial LLC
                 Schedule II - Valuation and Qualifying Accounts


                                                                   Charged to   Charged to
                                                       Beginning     Costs &      Other                       Ending
              Description                               Balance     Expenses     Accounts   Deductions (1)   Balance
              -----------                               -------     --------     --------   --------------   -------

Year ended December 31, 1999
Reserves and allowances deducted
  from asset accounts:
            Allowance for doubtful accounts.......      451,000      918,000         -         (811,000)     558,000

Year ended December 31, 2000
Reserves and allowances deducted
  from asset accounts:
            Allowance for doubtful accounts.......      558,000      367,000         -         (925,000) (2)       -


________
(1) Uncollectible accounts written off, net of recoveries.
(2) Includes reduction of allowance of $210,000 related to the sale of Insight Ohio on August 8, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Coaxial LLC


Date:  May 29, 2001                            By: /s/ Michael S. Willner
                                              ---------------------------------
                                              Michael S. Willner, President

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Coaxial Financing Corp.


Date:  May 29, 2001                     By: /s/ Michael S. Willner
                                            ----------------------------------
                                            Michael S. Willner, President

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Insight Communications of Central Ohio, LLC


Date:  May 29, 2001                By: /s/ Michael S. Willner
                                       ---------------------------------
                                       Michael S. Willner, President

                         Report of Independent Auditors

The Member of
Coaxial LLC

We have audited the accompanying balance sheets of Coaxial LLC (the "Company") as of December 31, 2000, and 1999, and the related consolidated statements of operations, changes in members' equity (deficit) and cash flows for the three years ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2000, and 1999 and the consolidated results of their operations and their cash flows for the three years ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the financial statements, the financial statements referred to above have been restated to reflect the full amount of co-issued debt and related interest expense.



                                                      /s/ Ernst & Young LLP

New York, New York
March 12, 2001, except for Note 2,
as to which the date is May 25, 2001

                                   COAXIAL LLC
                      CONSOLIDATED BALANCE SHEETS - RESTATED
                                 (in thousands)



                                                                                                   December 31,
                                                                                               2000            1999
                                                                                         ---------------------------------
Assets
Cash and cash equivalents                                                                   $          -     $        882
Investments                                                                                       18,800                -
Trade accounts receivable, less allowance for doubtful accounts of
   $558 as of December 31, 1999                                                                        -            2,376
Launch funds receivable                                                                                -            1,474
Dividends receivable                                                                               5,250                -
Prepaid expenses and other assets                                                                      -              231
                                                                                         ---------------------------------
   Total current assets                                                                           24,050            4,963

Fixed assets, net                                                                                      -           51,455
Intangible assets, net                                                                             4,578            5,821
Investment in affiliate                                                                          180,281                -
Note receivable - Coaxial DJM LLC                                                                  6,750            6,750
Note receivable - Coaxial DSM LLC                                                                  3,000            3,000
Due from related parties                                                                           3,466            2,022
                                                                                         ---------------------------------
   Total assets                                                                             $    222,125     $     74,011
                                                                                         =================================

Liabilities and members' equity (deficit)

Accounts payable and accrued expenses                                                       $      5,250     $     17,463
Deferred revenue                                                                                       -              585
                                                                                         ---------------------------------
   Total current liabilities                                                                       5,250           18,048

Senior discount notes                                                                             40,281           35,556
Senior notes                                                                                     140,000          140,000
Senior credit facility                                                                                 -           11,000
Deferred revenue                                                                                       -            1,823
Capital lease obligations                                                                              -               43
                                                                                         ---------------------------------
   Total liabilities                                                                             185,531          206,470

Commitments and contingencies

Members' equity (deficit):
In-substance distribution of proceeds related to senior
   notes to be paid by Phoenix Associates (Note 3)                                               (80,819)         (91,375)
Members' equity (deficit)                                                                        116,113          (41,084)
Accumulated other comprehensive income                                                             1,300                -
                                                                                         ---------------------------------
   Total members' equity (deficit)                                                                36,594         (132,459)
                                                                                         ---------------------------------
   Total liabilities and members' equity (deficit)                                          $    222,125     $     74,011
                                                                                         =================================


                             See accompanying notes

                                   COAXIAL LLC
               CONSOLIDATED STATEMENTS OF OPERATIONS - RESTATED
                                 (in thousands)


                                                                                        Year ended December 31,
                                                                               2000             1999               1998
                                                                        --------------------------------------------------------
Revenue                                                                    $     28,096    $      46,747     $     47,956

Operating costs and expenses:
   Programming and other operating costs                                         10,955           16,446           17,682
   Selling, general and administrative                                            6,476           11,173           12,013
   Severance and transaction structure costs                                          -                -            4,822
   Depreciation and amortization                                                  6,702            7,871            5,471
                                                                        --------------------------------------------------------
         Total operating costs and expenses                                      24,133           35,490           39,988

Operating income                                                                  3,963           11,257            7,968

Other income (expense):
   Interest income - related parties                                              1,602            1,374            3,338
   Interest income                                                                   50              208               35
   Interest expense - related parties                                                 -                -           (1,019)
   Interest expense                                                             (19,635)         (18,550)          (8,843)
   Gain on sale of common equity interest of affiliate                          171,460                -                -
   Dividend on preferred interests                                                7,882                -                -
   Other                                                                             31               92             (421)
                                                                        --------------------------------------------------------
        Total other income (expense), net                                       161,390          (16,876)          (6,910)

Income (loss) before extraordinary item                                         165,353           (5,619)           1,058
Extraordinary loss on extinguishment of debt                                          -                -             (847)
                                                                        --------------------------------------------------------
Net income (loss)                                                          $    165,353    $      (5,619)    $        211
                                                                        ========================================================

                             See accompanying notes

                                   COAXIAL LLC
         STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT) - RESTATED
                                 (in thousands)


                                       In-substance
                                       contribution
                                     (distribution) of    Members'                            Total members'
                                    proceeds related to    equity       Accumulated other        equity
                                       senior notes       (deficit)    comprehensive income     (deficit)
                                     --------------------------------------------------------------------------
Balance, January 1, 1998                $         -       $    54,326     $         -          $    54,326
Borrowings under senior
   notes, net                              (101,756)                -               -             (101,756)
Capital contributions                             -            22,563               -               22,563
Capital distributions                             -          (101,773)              -             (101,773)
Net loss                                          -               211               -                  211
                                     --------------------------------------------------------------------------
Balance, December 31, 1998                 (101,756)          (24,673)              -             (126,429)

Capital contributions                             -               214               -                  214
Capital distributions                             -           (11,006)              -              (11,006)
Interest payments made by Phoenix
   Associates on senior notes                10,381                 -               -               10,381
Net loss                                          -            (5,619)              -               (5,619)
                                     --------------------------------------------------------------------------
Balance, December 31, 1999                  (91,375)          (41,084)              -             (132,459)

Capital contributions                             -             5,000               -                5,000
Capital distributions                             -           (13,156)              -              (13,156)
Interest payments made by Phoenix
   Associates on senior notes                10,556                 -               -               10,556
Net income                                        -           165,353               -              165,353
Unrealized gain on investments                    -                 -           1,300                1,300
                                                                                            -------------------
Total comprehensive income                                                                         166,653
                                     --------------------------------------------------------------------------
Balance, December 31, 2000              $   (80,819)      $   116,113     $     1,300          $    36,594
                                     ==========================================================================


                             See accompanying notes

                                   COAXIAL LLC
               CONSOLIDATED STATEMENTS OF CASH FLOWS - RESTATED
                                 (in thousands)

                                                                                      Year ended December 31,
                                                                              2000             1999              1998
                                                                        ----------------------------------------------------
Operating activities:
   Net income (loss)                                                       $   165,353      $    (5,619)      $       211
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                               6,702            7,871             5,471
     Interest expense paid by affiliate                                         10,556           10,556             3,812
     Provision for losses on trade accounts receivables                            367              918               917
     Gain on sale of common equity interest                                   (171,460)               -                 -
     Dividend on preferred interest                                             (7,882)               -                 -
     Extraordinary loss on extinguishment of debt                                    -                -               847
     Accretion of original issue discount on Senior Discount Notes               4,725            4,046             1,511
     Changes in operating assets and liabilities:
       Trade accounts receivable                                                  (516)           1,028            (1,441)
       Launch funds receivable                                                       -           (1,474)                -
       Prepaid expenses and other assets                                        (1,188)          (1,681)             (423)
       Accounts payable and accrued expenses                                       567            5,810             2,148
       Due to related parties                                                        -           (2,412)                -
                                                                        ----------------------------------------------------
   Net cash provided by operating activities                                     7,224           19,043            13,053
                                                                        ----------------------------------------------------

Investing activities:
   Purchase of property and equipment                                          (19,943)         (26,656)           (7,369)
   Decrease in cash upon sale of common equity interest                         (1,004)               -                 -
   Proceeds from disposal of property and equipment                                  -                -                11
   Due from related parties                                                          -                -             3,888
   Purchase of intangible assets                                                    (3)             (98)                -
                                                                        ----------------------------------------------------
   Net cash used in investing activities                                       (20,950)         (26,754)           (3,470)
                                                                        ----------------------------------------------------

Financing activities:
   Note receivable - Coaxial DSM LLC                                                 -                -            (3,000)
   Note receivable - Coaxial DJM LLC                                                 -                -            (6,750)
   Proceeds from issuance of notes payable                                           -                -            64,435
   Principal payments on notes payable                                               -                -           (26,808)
   Costs incurred in debt financing                                                  -             (212)           (2,712)
   Principal payments on capital lease obligations                                   -             (112)             (181)
   Capital distributions                                                       (13,156)         (11,006)          (18,952)
   Capital contributions                                                        12,000              214            12,000
   Decrease in amounts due to related parties                                        -                -           (19,481)
   Borrowings under senior credit facility                                      14,000           11,000                 -
                                                                        ----------------------------------------------------
   Net cash provided by (used in) financing activities                          12,844             (116)           (1,449)
                                                                        ----------------------------------------------------

Net increase (decrease) in cash and cash equivalents                              (882)          (7,827)            8,134
Cash and cash equivalents, beginning of year                                       882            8,709               575
                                                                        ----------------------------------------------------
Cash and cash equivalents, end of year                                     $         -      $       882       $     8,709
                                                                        ====================================================

Supplemental disclosure of cash flow information:
Cash paid for interest                                                     $     3,444      $     3,680       $     3,924

Supplemental disclosure of significant non-cash financing activities:

In-substance contribution (distribution) of
   proceeds related to senior notes                                        $    10,556      $    10,381       $  (101,756)


                             See accompanying notes

                                   COAXIAL LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Organization And Purpose

Coaxial LLC (the "Company"), a Delaware limited liability company, was formed on July 24, 1998 in order to own and hold 67 1/2% of the common stock of Coaxial Communications of Central Ohio, Inc. ("Coaxial"). The Company has one individual as its sole member.

Coaxial, an Ohio corporation, through its ownership of preferred interests (discussed below), has a 30% voting interest in Insight Communications of Central Ohio, LLC ("Insight Ohio"). Insight Ohio operates a cable television system that provides basic and expanded cable television services to homes in the eastern parts of Columbus, Ohio and surrounding areas. In connection with the contribution of Coaxial's cable system (the "System") described below, the issuance of the Senior Notes by Coaxial and the Senior Discount Notes by the Company (Note 9), during 1998 the three individuals who previously owned the outstanding stock of Coaxial contributed their stock to three separate limited liability companies. Accordingly, Coaxial is a subsidiary of the Company.

Other related entities affiliated with the Company in addition to Coaxial, include Coaxial DJM LLC, Coaxial DSM LLC, (collectively, the "Coaxial Entities"), Phoenix Associates ("Phoenix"), Coaxial Financing Corp., Coaxial Communications of Southern Ohio, Inc., Coaxial Associates of Columbus I, Coaxial Associates of Columbus II, Paxton Cable Television, Inc. and Paxton Communications, Inc.

On August 21, 1998, Coaxial and Insight Communications Company, L.P. ("Insight LP") entered into a contribution agreement (the "Contribution Agreement") pursuant to which Coaxial contributed substantially all of the assets and liabilities comprising the System to a newly formed subsidiary, Insight Ohio. In connection therewith, Insight Holdings of Ohio, LLC ("Insight Holdings"), a wholly owned subsidiary of Insight LP, contributed $10.0 million in cash to Insight Ohio. As a result of the Contribution Agreement, Coaxial owned 25% of the non-voting common equity and Insight Holdings owned 75% of the non-voting common equity of Insight Ohio. Coaxial also owns a $140.0 million Series A preferred equity interest and a $30.0 million Series B preferred equity interest of Insight Ohio (Note 9).

On August 8, 2000, Insight Ohio purchased Coaxial's 25% non-voting common equity interest. The purchase price was 800,000 shares of common stock of Insight LP's general partner, Insight Communications Company, Inc. ("Insight Inc.") and cash in the amount of $2.6 million. In connection with the purchase, Insight Ohio's operating agreement was amended to, among other things, remove certain participating rights of the principals of Coaxial and the Coaxial Entities. Additionally, the agreement was amended to incorporate 70% of Insight Ohio's total voting power into the common equity interests of Insight Ohio and 30% of Insight Ohio's total voting power into the preferred equity interests of Insight Ohio.

As a result of this transaction, Coaxial recorded a gain on the sale of its common equity interest of $171.5 million which is equal to the difference between the value of the shares of Insight Inc. common stock and cash

                                   COAXIAL LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business Organization And Purpose (continued)

received plus the fair value of a guaranteed security price adjustment ($20.1 million) as compared to Coaxial's recorded investment in Insight Ohio (net liability of $151.4 million) as of the transaction date. As discussed more fully in Note 2, the accompanying consolidated financial statements include the accounts of Insight Ohio through August 8, 2000.

Insight Ohio is prohibited by the terms of its indebtedness from making distributions to Insight Inc. or any of its subsidiaries. Insight Ohio's conditional guarantee of the Senior Notes and the Senior Discount Notes remains in place. If at any time the Senior Notes or the Senior Discount Notes are repaid or significantly modified, the principals of the Coaxial Entities may require Insight Inc. to purchase their preferred interests in the Coaxial Entities for a purchase price equal to the difference, if any, of $32.6 million less the then market value of the 800,000 shares of Insight Inc. common stock issued on August 8, 2000. The fair value of the aforementioned guaranteed security price of $32.6 million compared to the market value of the 800,000 shares of Insight Inc. common stock as of the date of acquisition was $7.1 million.

The Company and Coaxial Financing Corp. are co-issuers of the Senior Discount Notes. Coaxial and Phoenix are co-issuers of the Senior Notes. The ability of Coaxial Financing Corp., the Company, Coaxial and Phoenix to make scheduled payments with respect to the Senior Discount Notes and Senior Notes is dependent on the financial and operating performance of Insight Ohio. The required distributions on the Series A preferred equity interest and Series B preferred equity interest to Coaxial are designed to provide the cash flow necessary to service the debt requirements on the Senior Discount Notes and Senior Notes.

2.  Restatement

The accompanying financial statements have been adjusted to reflect the full amount of the Senior Notes (Note 9), deferred financing costs and related interest expense for all periods presented. The effect of the restatement was to increase total assets by $2.7 million and $3.2 million, and increase total liabilities by $109.5 million and $109.5 million as of December 31, 2000 and 1999, respectively, and to decrease equity by $101.8 million representing an in-substance distribution of the net proceeds from the Senior Notes which were received by Phoenix Associates in 1998, and to decrease net income by $11.0 million, $11.0 million and $4.0 million, for 2000, 1999 and 1998, respectively.

3. Summary of Significant Accounting Policies

Principles of Consolidation

As a result of Coaxial's ownership of all of the voting equity of Insight Ohio through August 8, 2000, the accompanying financial statements include the accounts of Insight Ohio through such date. All intercompany balances have been eliminated in consolidation. Since Insight Ohio had a members' deficiency, the accompanying financial statements do not include a minority interest liability for Insight Holdings' 75% common equity interest in Insight Ohio for any period prior to August 8, 2000.

As a result of the sale of Coaxial's common equity interest and change in voting interest, the Company no longer consolidates the accounts of Insight Ohio subsequent to August 8, 2000.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                                   COAXIAL LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Summary of Significant Accounting Policies (continued)

Investments

Investments consist of 800,000 shares of common stock of Insight Inc. These securities are classified as available-for-sale under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). In accordance with SFAS No. 115, available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of members' equity (deficit).

Investment in Affiliate

In connection with the Contribution Agreement described in Note 1, Insight Ohio issued to Coaxial a $140.0 million Series A preferred equity interest ("Series A Preferred Interest") and a $30.0 million Series B preferred equity interest ("Series B Preferred Interest") (the "Preferred Interests"). These voting Preferred Interests provide for distributions to Coaxial and indirectly to Phoenix and the Company in amounts equal to the payments required on the Senior Notes and the Senior Discount Notes issued by the Company due in August 2008 with a maturity value of $55.9 million. The accreted value of the Senior Discount Notes was $40.3 million as of December 31, 2000. Additionally, the Preferred Interests have liquidation preferences equal to the investment in affiliate balance.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying amounts of current assets and liabilities approximate their fair market value because of the immediate or short-term maturity of these financial instruments. The fair value of the Senior Discount Notes and the Senior Notes was $40.8 million and $133.1 million and $35.8 million and $137.2 million as of December 31, 2000 and 1999, respectively.

Revenue Recognition

Revenue includes service, connection and launch fees. Service fees are recorded in the month cable television and pay television services are provided to subscribers. Connection fees are charged for the hook-up of new customers and are recognized as

                                   COAXIAL LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Summary of Significant Accounting Policies (continued)

current revenues. Launch fees are deferred and amortized over the period of the underlying contract.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Insight Ohio's customer base consists of a number of homes concentrated in the Central Ohio area. The Company continually monitors the exposure for credit losses and maintains allowances for anticipated losses. The Company had no significant concentrations of credit risk as of December 31, 2000 or 1999.

Property and Equipment

Property and equipment are stated at cost. Maintenance and repairs are expensed as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation and amortization are removed from the balance sheet, and any gain or loss is reflected in the statements of operations. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

        Cable television ("CATV") systems                   10 to 15 years
        Furniture & Equipment                                   5 years
        Leasehold improvements                               Life of lease

Depreciation expense for the year ended December 31, 2000, 1999 and 1998 was $5.5 million, $6.5 million and $4.6 million, respectively. The carrying value of assets held under capital leases as of December 31, 2000 and 1999 was $0 and $117,000, respectively.

Coaxial internally constructs certain CATV systems. Construction costs capitalized include payroll, fringe benefits and other overhead costs associated with construction activity.

Intangible Assets

Intangible assets are amortized over the estimated useful lives of the related assets as follows:

        Franchise costs                              7 to 15 years
        Deferred financing costs                  Term of related debt

Deferred financing costs relate to costs, primarily underwriting and professional fees

                                   COAXIAL LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Summary of Significant Accounting Policies (continued)

incurred to negotiate and secure long term financing. These costs are being amortized over the life of the applicable loans. In connection with the issuance of the Senior Notes (Note 9), Coaxial repaid the outstanding indebtedness under its prior debt facility. Accordingly, the accompanying statement of operations for the year ended December 31, 1998 includes an extraordinary loss of $847,000 on the early extinguishment of such debt.

Long-Lived Assets

The carrying value of long-lived assets is reviewed if facts and circumstances suggest that that they may be impaired. Upon a determination that the carrying value of long-lived assets will not be recovered from the undiscounted future cash flows generated from such assets, the carrying value of such long-lived assets would be considered impaired and would be reduced by a charge to operations in the amount of the impairment based on fair value. Based on a recent analysis, management believes that no impairment of long-lived assets existed as of December 31, 2000 or 1999.

Marketing and Promotional Costs

Marketing and promotional costs are expensed as incurred. Marketing and promotional expense, primarily for campaign and telemarketing-related efforts, was $758,000, $1.3 million and $2.2 million for the years ended December 31, 2000, 1999 and 1998, respectively.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended by SFAS No. 137, is effective for the Company beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate the adoption of this Statement to have a material impact on its financial statements.

In-substance Distributions/Contributions related to Senior Notes

Since both Phoenix and Coaxial are severally and jointly liable, the Senior Notes, deferred financing costs and associated interest expense are reflected in the Company's financial statements as well as a charge to the equity section representing an in-substance distribution of the proceeds from Phoenix's allocated portion of the Senior Notes. Coaxial accrues interest on the total Senior Note balance. When Phoenix makes interest payments, Coaxial reduces accrued interest payable and records an in-substance contribution to equity.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year's presentation.

                                   COAXIAL LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Income Taxes

The Company is a limited liability company. Therefore, its sole member reports the income or loss on his income tax return. As a result, the Company does not provide for federal or state income taxes in its accounts. In the event that the limited liability company election is terminated, deferred taxes related to book and tax temporary differences would be required to be reflected in the financial statements. As a limited liability company, the liability of the Company's member is limited to his investment.

5. 401(k) Plan

Insight Ohio sponsors various 401(k) Plans (the "Plans") for the benefit of its' employees. All employees who have completed six months of employment and have attained the age of 18 are eligible to participate in the Plans. The Company makes matching contributions equal to a portion of the employees' contribution up to 5% of the employees' wages. Company contributions to the Plans were $75,000, $120,000 and $145,000 for the years ended December 31, 2000, 1999 and
1998, respectively.

6. Related Party Transactions

Through August 8, 2000, Insight Holdings managed the operations of Insight Ohio under an operating agreement dated August 21, 1998 which provided for a management fee equal to 3% of Insight Ohio's gross operating revenues. In connection with the purchase of Coaxial's 25% common equity interest in Insight Ohio, Insight Ohio's operating agreement was amended to provide for Insight LP to serve as manager of Insight Ohio. Fees under this operating agreement were $870,000, $1.4 million and $493,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Prior to August 21, 1998, programming and other operating costs included management fees for services provided by an affiliate of the Company. Such expenses were $1.4 million for the period from January 1, 1998 to August 21, 1998.

As of December 31, 1997, Coaxial had advanced funds to and received advances from related entities for working capital and debt service requirements. In August 1998, in connection with the issuance of the Senior Notes, described in
Note 8, the amounts relating to debt service requirements were settled. The Company recognized interest income of $2.8 million and interest expense of $1.0 million in 1998 related to such advances.

Other related party transactions are described in Note 9.

                                   COAXIAL LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Long-Lived Assets

Fixed Assets

Fixed assets consist of:

                                                                        December 31,
                                                                   2000             1999
                                                             -----------------------------------
                                                                       (in thousands)
Land, buildings and improvements                                $         -      $     1,204
Cable television equipment                                                -          103,826
Furniture, fixtures and office equipment                                  -              424
                                                             -----------------------------------
                                                                          -          105,454
Less accumulated depreciation and amortization                            -          (53,999)
                                                             -----------------------------------
         Total fixed assets                                     $         -      $    51,455
                                                             ===================================

Intangible Assets

Intangible assets consist of:

                                                                        December 31,
                                                                   2000             1999
                                                             -----------------------------------
                                                                       (in thousands)
Franchise costs                                                 $         -      $     7,422
Deferred financing costs and other                                    6,381            6,788
                                                             -----------------------------------
                                                                      6,381           14,210
Less accumulated amortization                                        (1,803)          (8,389)
                                                             -----------------------------------
         Total intangible assets                                $     4,578      $     5,821
                                                             ===================================

                                   COAXIAL LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consists of:

                                                                          December 31,
                                                                     2000             1999
                                                               -----------------------------------
                                                                         (in thousands)
Accounts payable                                                  $         -      $     9,142
Accrued interest                                                        5,250            5,250
Accrued programming costs                                                   -            1,890
Other                                                                       -            1,181
                                                               -----------------------------------
    Total accounts payable and accrued expenses                   $     5,250      $    17,463
                                                               ===================================


9. Notes Payable

Notes payable consist:

                                                                        December 31,
                                                                   2000             1999
                                                             -----------------------------------
                                                                       (in thousands)
Senior Notes (a)                                                $   140,000      $   140,000
Senior Credit Facility (b)                                                -           11,000
Senior Discount Notes (c)                                            40,281           35,556
                                                             -----------------------------------
    Total notes payable                                         $   180,281      $   186,556
                                                             ===================================


(a) On August 21, 1998, Coaxial and Phoenix Associates completed an offering of $140.0 million 10% Senior Notes ("Senior Notes") due 2006 of which $105.6 million was allocated to Phoenix and $34.4 million was allocated to Coaxial. Interest is payable in cash semi-annually on each February 15 and August 15. Interest payments commenced on February 15, 1999. The Senior Notes are secured by the outstanding Series A Preferred Interest in Insight Ohio. The Senior Notes contain certain financial and other debt covenants. The Series A Preferred Interest pays distributions in an amount equal to the interest payments on the Senior Notes. The Series A Preferred Interest is owned by Coaxial and is pledged to Bank of New York, as trustee, for the benefit of the holders of the Senior Notes. Coaxial will utilize cash distributions made by Insight Ohio on the Series A Preferred Interest to make payments on the Senior Notes. Coaxial, as joint and several issuer with Phoenix of the Senior Notes, provides the funding which allows Phoenix to repay its share of the Senior Notes, as Phoenix has no operations.

                                   COAXIAL LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     9. Notes Payable (continued)

     In connection with the issuance of the Senior Notes, Coaxial incurred financing fees of $5.0 million which are being amortized over the life of the Senior Notes. Amortization expense for these deferred financing costs was $628,000 for the years ended December 31, 2000 and 1999 and $228,000 for 1998. Interest expense on the Senior Notes was $14.0 million for the years ended December 31, 2000 and 1999 and $5.1 million for 1998.

(b) Insight Ohio has a Senior Credit Facility ("Senior Credit Facility") which provides for revolving credit loans of up to $25.0 million to finance capital expenditures and for working capital and general purposes, including the upgrade of the System's cable plant and for the introduction of new video services. The Senior Credit Facility has a six-year maturity from the date of borrowings, with reductions to the amount of the commitment commencing after three years. The amount available for borrowing is reduced by any outstanding letter of credit obligations. Insight Ohio's obligations under the Senior Credit Facility are secured by substantially all the assets of Insight Ohio. The Senior Credit Facility contains certain financial and other debt covenants. Loans under the Senior Credit Facility bear interest, at Insight Ohio's option, at the prime rate or at a Eurodollar rate. In addition to the index rates, Insight Ohio pays an additional margin percentage tied to its ratio of total debt to adjusted annualized operating cash flow.

     Interest expense related to the Senior Credit Facility, including fees paid to the lender, was $1.1 million and $500,000 for the years ended December 31, 2000 and 1999, respectively. The weighted average interest rate in effect as of December 31, 1999 was 7.9%.

(c) On August 21, 1998, the Company and Coaxial Financing issued Senior Discount Notes ("Senior Discount Notes") due 2008. The Senior Discount Notes have a maturity value of $55.9 million and $30.0 million of gross proceeds were received upon issuance. Of the gross proceeds $19.5 million were contributed by the sole member of the Company to certain related entities to repay indebtedness. Of the remaining proceeds, $9.8 million was loaned to two related entities (Coaxial DJM LLC and Coaxial DSM LLC) by the Company, which then contributed that amount to certain other related entities to repay indebtedness. The debt discount of $25.9 million is being amortized using the effective interest method over five years through August 15, 2003. Thereafter, interest on the Senior Discount Notes accrues at 12 7/8% per annum and is payable semi-annually. All of the Senior Discount Notes were allocated to the Company.

     In connection with the issuance of the Senior Discount Notes, the Company incurred financing fees of approximately $1.4 million that are being amortized over the life of the Senior Discount Notes. Amortization expense related to the deferred financing costs was $181,000, $102,000 and $37,000 for 2000, 1999 and 1998, respectively.

                                   COAXIAL LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     9. Notes Payable (continued)

     The Senior Discount Notes are non-recourse and secured by all of the common stock of Coaxial and the notes issued by Coaxial DJM LLC and Coaxial DSM LLC to the Company and conditionally guaranteed by Insight Ohio.

     Among other covenants, the borrowers must comply with restrictive covenants relating to incurrence of additional debt, payment of dividends and distributions and the transfer or sale of assets.

     The ability of Coaxial Financing and the Company to make scheduled payments with respect to the Senior Discount Notes will depend on the financial and operating performance of Insight Ohio. The required payments on the Series B Preferred Interest equals the distributions to be made by Coaxial to the Company to service the Senior Discount Notes.

     10. Commitments and Contingencies

     Operating Lease Agreements

     Through August 8, 2000, the Company leased land for tower locations, office equipment, office space and vehicles under various operating lease agreements. Rental expense related to operating lease agreements was $84,000, $126,000 and $106,000 for the years ended December 31, 2000, 1999 and 1998, respectively. These amounts exclude year-to-year utility pole leases of $114,000 for the year ended December 31, 2000 and $191,000 for the years ended December 31, 1999 and 1998, which provide for payments based on the number of poles used.

                        Report of Independent Auditors

The Shareholders
Coaxial Financing Corp.

We have audited the accompanying balance sheets as of December 31, 2000 and 1999 and the related statements of operations, changes in shareholders' deficit and cash flows of Coaxial Financing Corp. (the "Company") for the years ended December 31, 2000 and 1999 and the period from July 24, 1998 (date of inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1, the Company has no operations. Its ability to satisfy debt and other obligations is dependent upon funding from related entities, which are under the common control of the owners of the Company.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 and the period from July 24, 1998 (date of inception) through December 31, 1998 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the financial statements, the financial statements referred to above have been restated to reflect the full amount of co-issued debt and related interest expense.


                                                           /s/ Ernst & Young LLP

New York, New York
March 12, 2001, except for Note 2,
as to which the date is May 25, 2001

                            COAXIAL FINANCING CORP.
                           BALANCE SHEETS - RESTATED
                                (in thousands)

                                                                                December 31,
                                                                            2000           1999
                                                                 ------------------------------
Assets
Cash                                                                      $    1         $    1
Deferred financing costs, net of accumulated amortization
  of $320 and $184 as of Decemeber 31, 2000 and 1999, respectively         1,034          1,170

                                                                 ------------------------------
  Total assets                                                            $1,035         $1,171
                                                                 ==============================
Liabilities and shareholders' deficit
Senior discount notes, to be paid by Coaxial LLC - (Note 4)              $40,281        $35,556

Shareholders' deficit:
Common stock; $.01 par value; 1,000 shares authorized,
  issued and outstanding                                                       -              -
Additional paid in capital                                                     1              1
In-substance distribution of procceds related to
  senior discount notes to be paid by Coaxial LLC (Note 3)               (28,646)       (28,646)
Accumulated Deficit                                                      (10,601)        (5,740)
                                                                 ------------------------------
 Total shareholders' deficit                                             (39,246)       (34,385)
                                                                 ------------------------------
 Total liabilities and shareholders' deficit                              $1,035         $1,171
                                                                 ==============================

                            See accompanying notes

                             COAXIAL FINANCING CORP.
                       STATEMENTS OF OPERATIONS - RESTATED
                                 (in thousands)


                                                                         Period from July 24,
                                     Year ended December 31,               1998 (inception)
                          ----------------------------------------------       through
                                   2000                   1999            December 31, 1998
                          ---------------------------------------------------------------------
Expenses:

Amortization                  $        (136)         $        (136)         $         (48)
Interest expense                     (4,725)                (4,046)                (1,510)
                          ---------------------------------------------------------------------
   Net loss                   $      (4,861)         $      (4,182)         $      (1,558)
                          =====================================================================



                             See accompanying notes

                             COAXIAL FINANCING CORP.
            STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT - RESTATED
                                 (in thousands)


                                                   In-substance
                                                   distribution                             Total
                                 Additional         related to        Accumulated       shareholders'
                               paid-in-capital     senior notes         deficit            deficit
                               -------------------------------------------------------------------------

Issuance of common stock (at
   inception)                    $         1       $         -        $         -        $         1
Borrowings under senior
   discount notes by Coaxial
   LLC, net                                -           (28,646)                 -            (28,646)
Net loss                                   -                 -             (1,558)            (1,558)
                               -------------------------------------------------------------------------
Balance, December 31, 1998                 1           (28,646)            (1,558)           (30,203)

Net loss                                   -                 -             (4,182)            (4,182)
                               -------------------------------------------------------------------------
Balance, December 31, 1999                 1           (28,646)            (5,740)           (34,385)

Net loss                                   -                 -             (4,861)            (4,861)
                               -------------------------------------------------------------------------
Balance, December 31, 2000       $         1       $   (28,646)       $   (10,601)       $   (39,246)
                               =========================================================================

                             See accompanying notes

                             COAXIAL FINANCING CORP.
                       STATEMENTS OF CASH FLOWS - RESTATED
                                 (in thousands)



                                                                                                                    Period from
                                                                                                                   July 24, 1998
                                                                                                                    (inception)
                                                                               Year ended December 31,                through
                                                                    -------------------------------------------     December 31,
                                                                             2000                   1999                1998
                                                                    ---------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                               $        (4,861)       $        (4,182)    $     (1,558)
Adjustments to reconcile net loss to net cash provided by
operating activities:
     Amortization of deferred financing costs                                      136                    136               48
     Accretion of original issue discount on senior
      discount notes assumed by affiliate                                        4,725                  4,046            1,510
                                                                    ---------------------------------------------------------------

Net cash provided by operating activities                                            -                      -                -
                                                                    ---------------------------------------------------------------

Cash flows from financing activities:

Proceeds from issuance of common stock                                               -                      -                1
                                                                    ---------------------------------------------------------------

Net cash provided by financing activities                                            -                      -                1
                                                                    ---------------------------------------------------------------

Net increase in cash                                                                 -                      -                1
Cash, beginning of period                                                            1                      1                -
                                                                    ---------------------------------------------------------------
Cash, end of period                                                    $             1        $             1     $          1
                                                                    ===============================================================

Supplemental disclosure of significant non-cash financing
   activities:
In-substance distribution of proceeds related to senior
   discount notes                                                      $             -        $             -     $     28,646


                             See accompanying notes

                            COAXIAL FINANCING CORP.
                         NOTES TO FINANCIAL STATEMENTS


1. Nature of Business

Coaxial Financing Corp. (the "Company"), a Delaware corporation, was formed on July 24, 1998, for the sole purpose of being a co-issuer of the senior discount notes described in Note 4, which allows certain investors the ability to be holders of the debt. The Company has no operations. Three individuals own the outstanding shares of the Company.

2.  Restatement

The accompanying financial statements have been adjusted to reflect the full amount of the Senior Discount Notes (Note 4), deferred financing costs and related interest expense for all periods presented. The effect of the restatement was to increase total assets by $1.0 million and $1.2 million and increase total liabilities by $40.3 million and $35.6 million as of December 31, 2000 and 1999, respectively, and to decrease equity by $28.6 million, representing an in-substance distribution of the net proceeds from the Senior Discount Notes which were received by Coaxial LLC, and to record a net loss of $4.9 million, $4.2 million and $1.6 million, for 2000, 1999 and 1998, respectively. Prior to the restatement, no statements of operations were previously presented.

3. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Deferred Financing Costs

Deferred financing costs relate to costs, primarily underwriting and professional fees associated with the senior discount notes, which are amortized over the life of the senior discount notes.

Fair Value of Financial Instruments

The fair value of the senior discount notes as of December 31, 2000 and 1999 was $40.8 million and $35.8 million, respectively.

In-substance Distributions/Contributions related to Senior Discount Notes

Since both Coaxial LLC and the Company are severally and jointly liable, the senior discount notes, deferred financing costs and associated interest expense are reflected in the Company's financial statements as well as a charge to the equity section representing an in-substance distribution of the proceeds from the senior discount notes received by Coaxial LLC in 1998. The Company has accreted interest on the outstanding balance and will accrue interest when it begins to become payable in 2003. When Coaxial LLC makes an interest payment or repays the debt, the Company will reduce accrued interest or the debt balance and record an in-substance contribution to equity.

Income Taxes

The Company has prepared its income tax provision using the liability method in accordance with Financial Accounting Standards Board Statement No.109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities and are measured using tax rates that will be in effect when the differences are expected to reverse. As of December 31, 2000 and 1999 the Company had no deferred tax assets or liabilities and no tax provision to record.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended by SFAS No. 137, is effective for the Company beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate the adoption of this Statement to have a material impact on its financial statements.

4. Notes Payable

On August 21, 1998, the Company and Coaxial LLC, a related entity, issued Senior Discount Notes ("Senior Discount Notes") due 2008. The Senior Discount Notes have a maturity value of $55.9 million and $30.0 million of gross proceeds were received upon issuance. Of the gross proceeds, $19.5 million was contributed by the sole member of Coaxial LLC to certain related entities to repay indebtedness. In addition, $9.8 million was loaned to two related entities ("Coaxial DJM LLC" and "Coaxial DSM LLC") by Coaxial LLC, which then contributed that amount to certain other related entities to repay indebtedness. The debt discount of $25.9 million is being amortized using the effective interest method over five years through August 15, 2003. Thereafter, interest on the Senior Discount Notes accrues at 12 7/8% per annum and is payable semi-annually.

The Senior Discount Notes are non-recourse, secured by all of the common stock of Coaxial Communications of Central Ohio, Inc. ("Coaxial") and the notes issued by Coaxial DJM LLC and Coaxial DSM LLC to Coaxial LLC and conditionally guaranteed by Insight Communications of Central Ohio, LLC ("Insight Ohio"), an affiliate of Coaxial.

Among other covenants, the borrowers must comply with restrictive covenants relating to incurrence of additional debt, payment of dividends and distributions, and the transfer or sale of assets.

Although the Company is a co-issuer of the Senior Discount Notes, it has no substantial assets or any operations and will not have access to additional sources of cash flow in order to make any payments on such debt. The ability of the Company and Coaxial LLC to make scheduled payments with respect to the Senior Discount Notes will depend on the financial and operating performance of Insight Ohio.

                        Report of Independent Auditors

The Shareholders
Coaxial Communications of Central Ohio, Inc.

We have audited the accompanying balance sheets of Coaxial Communications of Central Ohio, Inc. (the "Company") as of December 31, 2000, and 1999, and the related consolidated statements of operations and changes in shareholders' equity (deficit) and cash flows for the three years ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2000, and 1999 and the consolidated results of their operations and their cash flows for the three years ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the financial statements, the financial statements referred to above have been restated to reflect the full amount of co-issued debt and related interest expense.


                                                           /s/ Ernst & Young LLP

New York, New York
March 12, 2001, except for Note 2,
as to which the date is May 25, 2001

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                    CONSOLIDATED BALANCE SHEETS - RESTATED
                                (in thousands)


                                                                        December 31,
                                                                      2000         1999
                                                                 --------------------------
Assets
Cash and cash equivalents                                           $       --     $    882
Investments                                                             18,800           --
Trade accounts receivable, less allowance for doubtful
 accounts of $558 as of December 31, 1999                                   --        2,376
Launch funds receivable                                                     --        1,474
Dividend receivable                                                      5,250           --
Prepaid expenses and other assets                                           --          231
                                                                 --------------------------
 Total current assets                                                   24,050        4,963

Fixed assets, net                                                           --       51,455
Intangible assets, net                                                   3,543        4,559
Investment in affiliate                                                180,281           --
Due from related parties                                                    --          158
                                                                 --------------------------
 Total assets                                                       $  207,874     $ 61,135
                                                                 ==========================

Liabilities and shareholders' equity (deficit)
Accounts payable and accrued expenses                               $    5,250     $ 17,463
Deferred revenue                                                            --          585
                                                                 --------------------------
 Total current liabilities                                               5,250       18,048

Senior notes                                                           140,000      140,000
Senior credit facility                                                      --       11,000
Deferred revenue                                                            --        1,823
Capital lease obligations                                                   --           43
                                                                 --------------------------
 Total liabilities                                                     145,250      170,914

Commitments and contingencies

Shareholders' equity (deficit):
Common stock; $1 par value; 2,000 shares authorized;
 1,080 shares issued and outstanding as of December 31,
 2000 and 1999                                                               1            1
Paid in capital                                                         11,501       11,501
In-substance distribution of proceeds related to senior
 notes to be paid by Phoenix Associates (Note 3)                       (80,819)     (91,375)
Retained earnings (deficit)                                            130,641      (29,906)
Accumulated other comprehensive income                                   1,300           --
                                                                 --------------------------
 Total shareholders' equity (deficit)                                   62,624     (109,779)
                                                                 --------------------------
 Total liabilities and shareholders' equity (deficit)               $  207,874     $ 61,135
                                                                 ==========================

                            See accompanying notes

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS - RESTATED
                                (in thousands)


                                                                                      Year ended December 31,
                                                                           2000                   1999                1998
                                                                  -------------------------------------------------------------
Revenue                                                                   $   28,096          $   46,747              $  47,956

Operating costs and expenses:
 Programming and other operating costs                                        10,955              16,446                 17,682
 Selling, general and administrative                                           6,476              11,173                 12,013
 Severance and transaction structure costs                                        --                  --                  4,822
 Depreciation and amortization                                                 6,474               7,769                  5,471
                                                                  -------------------------------------------------------------
    Total operating costs and expenses                                        23,905              35,388                 39,988

Operating income                                                               4,191              11,359                  7,968
Other income (expense):
 Interest income-related parties                                                  --                  --                  2,846
 Interest income                                                                  50                 208                     35
 Interest expense-related parties                                                 --                  --                 (1,019)
 Interest expense                                                            (14,911)            (14,505)                (7,296)
 Gain on sale of common equity interest of affiliate                         171,460                  --                     --
 Dividend on preferred interests                                               7,882                  --                     --
 Other                                                                            31                  92                   (421)
                                                                  -------------------------------------------------------------
 Total other income (expense), net                                           164,512             (14,205)                (5,855)

Income (loss) before extraordinary item                                      168,703              (2,846)                 2,113
Extraordinary loss on extinguishment of debt                                      --                  --                   (847)
                                                                  -------------------------------------------------------------
Net income (loss)                                                         $  168,703          $   (2,846)             $   1,266
                                                                  =============================================================

                            See accompanying notes

                  COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
      STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) - RESTATED
                                 (in thousands)

                                                                 In-substance
                                                                 contribution
                                                                (distribution)      Retained    Accumulated other     Total
                                    Common        Paid-in-        related to        earnings      comprehensive   shareholders'
                                     Stock        capital        senior notes       (deficit)          income    equity (deficit)
                                  -------------------------------------------------------------------------------------------------
Balance, January 1, 1998            $      1    $   11,501     $         -       $    42,824     $         -       $    54,326
Borrowings under senior
   notes, net                              -             -        (101,756)                -               -          (101,756)
Capital contributions                      -             -               -            22,563               -            22,563
Capital distributions                      -             -               -           (82,787)              -           (82,787)
Net income                                 -             -               -             1,266               -             1,266
                                  -------------------------------------------------------------------------------------------------
Balance, December 31, 1998                 1        11,501        (101,756)          (16,134)              -          (106,388)
                                  -------------------------------------------------------------------------------------------------

Capital distributions                      -             -               -           (10,926)              -           (10,926)
Interest payments made by Phoenix
   Associates on senior notes              -             -          10,381                 -               -            10,381
Net loss                                   -             -               -            (2,846)              -            (2,846)
                                  -------------------------------------------------------------------------------------------------
Balance, December 31, 1999                 1        11,501         (91,375)          (29,906)              -          (109,779)
                                  -------------------------------------------------------------------------------------------------

Capital contributions                      -             -               -             5,000               -             5,000
Capital distributions                      -             -               -           (13,156)              -           (13,156)
Interest payments made by Phoenix
   Associates on senior notes              -             -          10,556                 -               -            10,556
Net income                                 -             -               -           168,703               -           168,703
Unrealized gain on investments             -             -               -                 -           1,300             1,300
                                                                                                                 ------------------
Total comprehensive income                                                                                             170,003
                                  -------------------------------------------------------------------------------------------------
Balance, December 31, 2000          $      1    $   11,501     $   (80,819)      $   130,641     $     1,300       $    62,624
                                  =================================================================================================


                             See accompanying notes

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - RESTATED
                                (in thousands)


                                                                              Year ended December 31,
                                                                          2000               1999               1998
                                                               -----------------------------------------------------
Operating activities:
 Net income (loss)                                                   $ 168,703           $ (2,846)          $  1,266
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                          6,474              7,769              5,471
  Interest expense paid by affiliate                                    10,556             10,556              3,812
  Provision for losses on trade accounts receivables                       367                918                917
  Gain on sale of common equity interest                              (171,460)                --                 --
  Dividend on preferred interest                                        (7,882)                --                 --
  Extraordinary loss on extinguishment of debt                              --                 --                847
  Changes in operating assets and liabilities:
   Trade accounts receivable                                              (516)             1,028             (1,441)
   Launch funds receivable                                                  --             (1,474)                --
   Prepaid expenses and other current assets                               415             (1,681)              (423)
   Accounts payable and accrued expenses                                   567              5,811              2,148
   Due to related parties                                                   --             (1,038)                --
                                                             -------------------------------------------------------
 Net cash provided by operating activities                               7,224             19,043             12,597
                                                             -------------------------------------------------------

Investing activities:
 Purchase of property and equipment                                    (19,943)           (26,656)            (7,369)
 Decrease in cash upon sale of common equity interest                   (1,004)                --                 --
 Proceeds from disposal of property and equipment                           --                 --                 11
 Due from related parties                                                   --                 --              3,888
 Increase in intangible assets                                              (3)               (98)                --
                                                             -------------------------------------------------------
 Net cash used in investing activities                                 (20,950)           (26,754)            (3,470)
                                                             -------------------------------------------------------

Financing activities:
 Proceeds from issuance of notes payable                                    --                 --             34,435
 Principal payments on notes payable                                        --                 --            (26,808)
 Costs incurred in debt financing                                           --                (78)            (1,447)
 Principal payments on capital lease obligations                            --               (112)              (181)
 Capital distributions                                                 (13,156)           (10,926)                --
 Capital contributions                                                  12,000                 --             12,000
 Decrease in amounts due to related parties                                 --                 --            (18,992)
 Borrowings under senior credit facility                                14,000             11,000                 --
                                                             -------------------------------------------------------
 Net cash provided by (used in) financing activities                    12,844               (116)              (993)
                                                             -------------------------------------------------------
 Net increase (decrease) in cash and cash equivalents                     (882)            (7,827)             8,134
Cash and cash equivalents, beginning of year                               882              8,709                575
                                                             -------------------------------------------------------
Cash and cash equivalents, end of year                               $      --           $    882           $  8,709
                                                             =======================================================

Supplemental disclosure of cash flow information:
Cash paid for interest                                               $   3,444           $  3,680           $  3,924

Supplemental disclosure of significant non-cash financing activities:

In-substance contribution (distribution) of
 proceeds related to senior notes                                    $10,556             $ 10,381          $(101,756)

                            See accompanying notes

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Organization And Purpose

Coaxial Communications of Central Ohio, Inc. (the "Company"), an Ohio corporation, through its ownership of preferred interests (discussed below), has a 30% voting interest in Insight Communications of Central Ohio, LLC ("Insight Ohio"). Insight Ohio operates a cable television system that provides basic and expanded cable television services to homes in the eastern parts of Columbus, Ohio and surrounding areas. In connection with the contribution of the Company's cable system ("the System") described below, the issuance of the Senior Notes and the issuance of the Senior Discount Notes (Note 9) by the Company's majority shareholder, Coaxial LLC, during 1998 the three individuals who previously owned the outstanding stock of the Company contributed their stock to three separate limited liability companies. Accordingly, the Company is a subsidiary of Coaxial LLC, which owns 67 1/2% of its outstanding stock.

Other related entities affiliated with the Company in addition to Coaxial LLC, include Coaxial DJM LLC, Coaxial DSM LLC, (collectively, the "Coaxial Entities"), Phoenix Associates ("Phoenix"), Coaxial Financing Corp., Coaxial Communications of Southern Ohio, Inc., Coaxial Associates of Columbus I, Coaxial Associates of Columbus II, Paxton Cable Television, Inc. and Paxton Communications, Inc.

On August 21, 1998, the Company and Insight Communications Company, L.P. ("Insight LP") entered into a contribution agreement (the "Contribution Agreement") pursuant to which the Company contributed substantially all of the assets and liabilities comprising the System to a newly formed subsidiary, Insight Ohio. In connection therewith, Insight Holdings of Ohio, LLC ("Insight Holdings"), a wholly owned subsidiary of Insight LP, contributed $10.0 million in cash to Insight Ohio. As a result of the Contribution Agreement, the Company owned 25% of the non-voting common equity and Insight Holdings owned 75% of the non-voting common equity of Insight Ohio. The Company also owns a $140.0 million Series A preferred equity interest and a $30.0 million Series B preferred equity interest of Insight Ohio (Note 9).

On August 8, 2000, Insight Ohio purchased the Company's 25% non-voting common equity interest. The purchase price was 800,000 shares of common stock of Insight LP's general partner, Insight Communications Company, Inc. ("Insight Inc.") and cash in the amount of $2.6 million. In connection with the purchase, Insight Ohio's operating agreement was amended to, among other things, remove certain participating rights of the principals of the Company and the Coaxial Entities. Additionally, the agreement was amended to incorporate 70% of Insight Ohio's total voting power into the common equity interests of Insight Ohio and 30% of Insight Ohio's total voting power into the preferred equity interests of Insight Ohio.

As a result of this transaction, the Company recorded a gain on the sale of its common equity interest of $171.5 million which is equal to the difference between the value of the shares of Insight Inc. common stock and cash received plus the fair value of a guaranteed security price adjustment ($20.1 million) as compared to the Company's recorded investment in Insight Ohio (net liability of $151.4 million) as of the transaction date. As discussed more fully in Note 2, the accompanying consolidated financial statements include the accounts of Insight Ohio through August 8, 2000.

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business Organization And Purpose (continued)

Insight Ohio is prohibited by the terms of its indebtedness from making distributions to Insight Inc. or any of its subsidiaries. Insight Ohio's conditional guarantee of the Senior Notes and the Senior Discount Notes remains in place. If at any time the Senior Notes or the Senior Discount Notes are repaid or significantly modified, the principals of the Coaxial Entities may require Insight Inc. to purchase their preferred interests in the Coaxial Entities for a purchase price equal to the difference, if any, of $32.6 million less the then market value of the 800,000 shares of Insight Inc. common stock issued on August 8, 2000. The fair value of the aforementioned guaranteed security price of $32.6 million compared to the market value of the 800,000 shares of Insight Inc. common stock as of the date of acquisition was $7.1 million.

2.  Restatement

The accompanying financial statements have been adjusted to reflect the full amount of the Senior Notes (Note 9), deferred financing costs and related interest expense for all periods presented. The effect of the restatement was to increase total assets by $2.7 million and $3.2 million and increase total liabilities by $109.5 million and $109.5 million, as of December 31, 2000 and 1999, respectively and to decrease equity by $101.8 million, representing an in-substance distribution of the proceeds from the Senior Notes which were received by Phoenix Associates, and to decrease net income by $11.1 million, $11.0 million and $4.0 million, for 2000, 1999 and 1998, respectively.

3. Summary of Significant Accounting Policies

Principles of Consolidation

As a result of the Company's ownership of all of the voting equity of Insight Ohio through August 8, 2000, the accompanying financial statements include the accounts of Insight Ohio through such date. All intercompany balances have been eliminated in consolidation. Since Insight Ohio had a members' deficiency, the accompanying financial statements do not include a minority interest liability for Insight Holdings' 75% common equity interest in Insight Ohio for any period prior to August 8, 2000.

As a result of the sale of its common equity interest and change in voting interest, the Company no longer consolidates the accounts of Insight Ohio subsequent to August 8, 2000.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Investments

Investments consist of 800,000 shares of common stock of Insight Inc. These securities are classified as available-for-sale under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). In accordance with SFAS No. 115, available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity (deficit).

Investment in Affiliate

In connection with the Contribution Agreement described in Note 1, Insight Ohio issued to the Company a $140.0 million Series A preferred equity interest ("Series A Preferred

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Summary of Significant Accounting Policies (continued)

Interest") and a $30.0 million Series B preferred equity interest ("Series B Preferred Equity Interest") (the "Preferred Interests"). These voting Preferred Interests provide for distributions to the Company and indirectly to Phoenix and Coaxial LLC in amounts equal to the payments required on the Senior Notes and the Senior Discount Notes issued by Coaxial LLC ("Senior Discount Notes") due in August 2008 with a maturity value of $55.9 million. The accreted value of the Senior Discount Notes was $40.3 million as of December 31, 2000. Additionally, the Preferred Interests have liquidation preferences equal to the investment in affiliate balance.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying amounts of current assets and liabilities approximate their fair market value because of the immediate or short-term maturity of these financial instruments. The fair value of the Senior Notes was $133.1 million and $137.2 million as of December 31, 2000 and 1999, respectively.

Revenue Recognition

Revenue includes service, connection and launch fees. Service fees are recorded in the month cable television and pay television services are provided to subscribers. Connection fees are charged for the hook-up of new customers and are recognized as current revenues. Launch fees are deferred and amortized over the period of the underlying contract.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. Insight Ohio's customer base consists of a number of homes concentrated in the Central Ohio area. The Company continually monitors the exposure for credit losses and maintains allowances for anticipated losses. The Company had no significant concentrations of credit risk as of December 31, 2000 or 1999.

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment are stated at cost. Maintenance and repairs are expensed as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation and amortization are removed from the balance sheet, and any gain or loss is reflected in the statements of operations. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

          Cable television ("CATV") systems                10 to 15 years
          Furniture & Equipment                                5 years
          Leasehold improvements                            Life of lease

Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $5.5 million, $6.5 million and $4.6 million, respectively. The carrying value of assets held under capital leases as of December 31, 2000 and 1999 was $0 and $117,000, respectively.

The Company internally constructs certain CATV systems. Construction costs capitalized include payroll, fringe benefits and other overhead costs associated with construction activity.

Intangible Assets

Intangible assets are amortized over the estimated useful lives of the related assets as follows:

          Franchise costs                                   7 to 15 years
          Deferred financing costs                     Term of related debt

Deferred financing costs relate to costs, primarily underwriting and professional fees incurred to negotiate and secure long term financing. These costs are being amortized over the life of the applicable loans. In connection with the issuance of the Senior Notes (Note 9), the Company repaid the outstanding indebtedness under its prior debt facility. Accordingly, the accompanying statement of operations for the year ended December 31, 1998 includes an extraordinary loss of $847,000 on the early extinguishment of such debt.

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Summary of Significant Accounting Policies (continued)

Long-Lived Assets

The carrying value of long-lived assets is reviewed if facts and circumstances suggest that they may be impaired. Upon a determination that the carrying value of long-lived assets will not be recovered from the undiscounted future cash flows generated from such assets, the carrying value of such long-lived assets would be considered impaired and would be reduced by a charge to operations in the amount of the impairment based on fair value. Based on a recent analysis, management believes that no impairment of long-lived assets existed at December 31, 2000 or 1999.

Marketing and Promotional Costs

Marketing and promotional costs are expensed as incurred. Marketing and promotional expense, primarily for campaign and telemarketing-related efforts, was $758,000, $1.3 million and $2.2 million for the years ended December 31, 2000, 1999 and 1998, respectively.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended by SFAS No. 137, is effective for the Company beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate the adoption of this Statement to have a material impact on its financial statements.

In-substance Distributions/Contributions related to Senior Notes

Since both Phoenix and the Company are severally and jointly liable, the Senior Notes, deferred financing costs and associated interest expense are reflected in the Company's financial statements as well as a charge to the equity section representing an in-substance distribution of the proceeds from Phoenix's allocated portion of the Senior Notes. The Company accrues interest on the total Senior Note balance. When Phoenix makes interest payments, the Company reduces accrued interest payable and records an in-substance contribution to equity.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year's presentation.

4. Income Taxes

The Company is a Subchapter S corporation. Therefore, each shareholder reports his distributive share of income or loss on his respective income tax return. As a result, the Company does not provide for Federal or State income taxes in its accounts. In the event that the Subchapter S corporation election is terminated, deferred taxes related to book and tax temporary differences would be required to be reflected in the financial statements.

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. 401(k) Plan

Insight Ohio sponsors various 401(k) Plans (the "Plans") for the benefit of its' employees. All employees who have completed six months of employment and have attained the age of 18 are eligible to participate in the Plans. The Company makes matching contributions equal to a portion of the employees' contribution up to 5% of the employees' wages. Company contributions to the Plans were $75,000, $120,000 and $145,000 for the years ended December 31, 2000, 1999 and
1998, respectively.

6. Related Party Transactions

Through August 8, 2000, Insight Holdings managed the operations of Insight Ohio under an operating agreement dated August 21, 1998 which provided for a management fee equal to 3% of Insight Ohio's gross operating revenues. In connection with the purchase of Coaxial's 25% common equity interest in Insight Ohio, Insight Ohio's operating agreement was amended to provide for Insight LP to serve as manager of Insight Ohio. Fees under this operating agreement were $870,000, $1.4 million and $493,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Prior to August 21, 1998, programming and other operating costs included management fees for services provided by an affiliate of the Company. Such expenses were $1.4 million for the period from January 1, 1998 to August 21, 1998.

As of December 31, 1997, the Company had advanced funds to and received advances from related entities for working capital and debt service requirements. In August 1998, in connection with the issuance of the Senior Notes described in
Note 8, the amounts relating to debt service requirements were settled. The Company recognized interest income of $2.8 million and interest expense of $1.0 million in 1998 related to such advances.

Other related party transactions are described in Note 9.

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



7. Long-Lived Assets

Fixed Assets

Fixed assets consist of:

                                                                            December 31,
                                                                      2000                1999
                                                                  -------------------------------
                                                                           (in thousands)
Land, buildings and improvements                                    $     --             $  1,204
Cable television equipment                                                --              103,826
Furniture, fixtures and office equipment                                  --                  424
                                                                  -------------------------------
                                                                          --              105,454
Less accumulated depreciation and amortization                            --              (53,999)
                                                                  -------------------------------
     Total fixed assets                                             $     --             $ 51,455
                                                                  ===============================

Intangible Assets

Intangible assets consist of:

                                                                             December 31,
                                                                      2000                1999
                                                                  -------------------------------
                                                                           (in thousands)
Franchise costs                                                     $     --             $  7,422
Deferred financing costs and other                                     5,027                5,388
                                                                  -------------------------------
                                                                       5,027               12,810
Less accumulated amortization                                         (1,484)              (8,251)
                                                                  -------------------------------
     Total intangible assets                                        $  3,543             $  4,559
                                                                  ===============================


8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consists of:

                                                                             December 31,
                                                                      2000                1999
                                                                  -------------------------------
                                                                           (in thousands)
Accounts payable                                                    $      -             $  9,142
Accrued interest                                                       5,250                5,250
Accrued programming costs                                                 --                1,890
Other                                                                     --                1,181
                                                                  -------------------------------
     Total accounts payable and accrued expenses                    $  5,250             $ 17,463
                                                                  ===============================

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     9.   Notes Payable

     Notes payable consist of:

                                                                                        December 31,
                                                                                  2000                1999
                                                                            -------------------------------
                                                                                       (in thousands)
          Senior Notes (a)                                                    $140,000             $140,000
          Senior Credit Facility (b)                                                --               11,000
                                                                            -------------------------------
                Total notes payable                                           $140,000             $151,000
                                                                            ===============================

(a) On August 21, 1998, the Company and Phoenix Associates completed an offering of $140.0 million 10% Senior Notes ("Senior Notes") due 2006 of which $105.6 million was allocated to Phoenix and $34.4 million was allocated to the Company. Interest is payable in cash semi-annually on each February 15 and August 15. Interest payments commenced on February 15, 1999. The Senior Notes are secured by the outstanding Series A Preferred Interest in Insight Ohio. The Senior Notes contain certain financial and other debt covenants. The Series A Preferred Interest pays distributions in an amount equal to the interest payments on the Senior Notes. The Series A Preferred Interest is owned by the Company and is pledged to Bank of New York, as trustee, for the benefit of the holders of the Senior Notes. The Company will utilize cash distributions made by Insight Ohio on the Series A Preferred Interest to make payments on the Senior Notes. The Company, as joint and several issuer with Phoenix of the Senior Notes, provides the funding which allows Phoenix to repay its share of the senior notes, as Phoenix has no operations.

     In connection with the issuance of the Senior Notes, the Company incurred financing fees of $5.0 million which are being amortized over the life of the Senior Notes. Amortization expense for these deferred financing costs was $628,000 for the years ended December 31, 2000 and 1999 and $227,000 for 1998. Interest expense on the Senior Notes was $14.0 million for the years ended December 31, 2000 and 1999 and $5.1 million for 1998.

(b) Insight Ohio has a Senior Credit Facility ("Senior Credit Facility") which provides for revolving credit loans of up to $25.0 million to finance capital expenditures and for working capital and general purposes, including the upgrade of the System's cable plant and for the introduction of new video services. The Senior Credit Facility has a six-year maturity from the date of borrowings, with reductions to the amount of the commitment commencing after three years. The amount available for borrowing is reduced by any outstanding letter of credit obligations. Insight Ohio's obligations under the Senior Credit Facility are secured by substantially all the assets of Insight Ohio. The Senior Credit Facility contains certain financial and other debt covenants. Loans under the Senior Credit Facility bear interest, at Insight Ohio's option, at the prime rate or at a Eurodollar rate. In addition to the index rates, Insight Ohio pays an additional margin

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     9.   Notes Payable (continued)

     percentage tied to its ratio of total debt to adjusted annualized operating cash flow.

     Interest expense related to the Senior Credit Facility, including fees paid to the lender, was $1.1 million and $500,000 for the years ended December 31, 2000 and 1999, respectively. The weighted average interest rate in effect as of December 31, 1999 was 7.9%.


     10.  Commitments and Contingencies

     Operating Lease Agreements

     Through August 8, 2000, the Company leased land for tower locations, office equipment, office space and vehicles under various operating lease agreements. Rental expense related to operating lease agreements was $84,000, $126,000 and $106,000 for the years ended December 31, 2000, 1999 and 1998, respectively. These amounts exclude year-to-year utility pole leases of $114,000 for the year ended December 31, 2000 and $191,000 for the years ended December 31, 1999 and 1998, which provide for payments based on the number of poles used.

                        Report of Independent Auditors

The General Partners
Phoenix Associates

We have audited the accompanying balance sheets of Phoenix Associates (the "Company") as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' deficit and cash flows for the three years ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1, the Company has no operations. Its ability to satisfy debt and other obligations is dependent upon funding from related entities, which are under the common control of the owners of the Company.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the three years ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the financial statements, the financial statements referred to above have been restated to reflect the full amount of co-issued debt and related interest expense.

                                                           /s/ Ernst & Young LLP

New York, New York
March 12, 2001, except for Note 2,
as to which the date is May 25, 2001

                              PHOENIX ASSOCIATES
                           BALANCE SHEETS - RESTATED
                                (in thousands)


                                                                                                           December 31,
                                                                                                        2000        1999
                                                                                                     ---------------------
Assets
Interest Receivable                                                                                  $     373   $     215
                                                                                                     ---------------------
 Total current assets                                                                                      373         215

Due from related parties                                                                                   406         406
Notes receivable - related parties                                                                         550         550
Deferred financing fees, net of accumulated amortization of $1,484
 and $856 as of December 31, 2000 and 1999, respectively                                                 3,543       4,171
                                                                                                     ---------------------
 Total assets                                                                                        $   4,872   $   5,342
                                                                                                     =====================

Liabilities and partners' deficit
Interest payable                                                                                     $   5,250   $   5,250
                                                                                                     ---------------------
 Total current liabilities                                                                               5,250       5,250

Senior notes, including $34.4 million to be paid by Coaxial
 Communications of Central Ohio, Inc. (Note 6)                                                         140,000     140,000
                                                                                                     ---------------------
 Total liabilities                                                                                     145,250     145,250

Commitments and contingencies

Partners' deficit:

In-substance distribution of proceeds related to senior
 notes to be paid by Coaxial Communications
 of Central Ohio, Inc (note 3)                                                                         (26,321)    (29,765)

Partners' accumulated deficit                                                                         (114,057)   (110,143)
                                                                                                     ---------------------
 Total partners' deficit                                                                              (140,378)   (139,908)

                                                                                                     ---------------------
 Total liabilities and partners' deficit                                                             $   4,872   $   5,342
                                                                                                     =====================



                            See accompanying notes

                              PHOENIX ASSOCIATES
                      STATEMENT OF OPERATIONS - RESTATED
                                (in thousands)

                                                                            Year ended December 31,
                                                                           2000         1999         1998
                                                                      -----------------------------------
Expenses:
 Amortization                                                         $    (628)   $    (628)   $    (228)
 Other                                                                       --           --           (4)

Interest income (expense):
 Interest income-related parties                                            158          158          640
 Interest income                                                             --           --            1
 Interest expense-related parties                                            --           --       (2,666)
 Interest expense                                                       (14,000)     (14,000)     (11,456)
                                                                      -----------------------------------
   Total interest expense, net                                          (13,842)     (13,842)     (13,481)

                                                                      -----------------------------------
Loss before extraordinary item                                          (14,470)     (14,470)     (13,713)
Extraordinary gain on settlement of former limited
 Partner notes                                                               --           --          100

                                                                      -----------------------------------
Net loss                                                              $ (14,470)   $ (14,470)   $ (13,613)
                                                                      ===================================

                            See accompanying notes

                               PHOENIX ASSOCIATES
              STATEMENTS OF CHANGES IN PARTNERS' DEFICIT - RESTATED
                                 (in thousands)

                                                                   In-substance
                                                                 (distributions)
                                                                  contributions          Partners'
                                                                related to senior       accumulated        Total partners'
                                                                      notes               deficit              deficit
                                                               ---------------------------------------------------------------

Balance, January 1, 1998                                          $         -          $  (170,412)         $  (170,412)
Borrowings under senior notes by Coaxial Communications of
   Central Ohio, Inc., net                                            (33,209)                   -              (33,209)
Capital contributions                                                       -               78,499               78,499
Capital distributions                                                       -                 (768)                (768)
Net loss                                                                    -              (13,613)             (13,613)
                                                               ---------------------------------------------------------------
Balance, December 31, 1998                                            (33,209)            (106,294)            (139,503)

Capital contributions                                                       -               10,621               10,621

Interest payments made by Coaxial Communications of Central
   Ohio, Inc. on senior notes                                           3,444                    -                3,444
Net loss                                                                    -              (14,470)             (14,470)
                                                               ---------------------------------------------------------------
Balance, December 31, 1999                                            (29,765)            (110,143)            (139,908)

Capital contributions                                                       -               10,556               10,556
Interest payments made by Coaxial Communications of Central
   Ohio, Inc. on senior notes                                           3,444                    -                3,444
Net loss                                                                    -              (14,470)             (14,470)
                                                               ---------------------------------------------------------------
Balance, December 31, 2000                                        $   (26,321)         $  (114,057)         $  (140,378)
                                                               ===============================================================



                             See accompanying notes

                              PHOENIX ASSOCIATES
                      STATEMENT OF CASH FLOWS - RESTATED
                                (in thousands)

                                                                              Year ended December 31,
                                                                            2000        1999        1998
                                                                        ----------------------------------
Operating activities:
  Net loss                                                              $(14,470)   $(14,470)  $ (13,613)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Gain on settlement of former limited partner notes                       --          --        (100)
     Amortization of deferred financing costs                                628         628         228
     Interest expense paid by affiliate                                    3,444       3,444       1,243
     Changes in operating assets and liabilities:
       Interest receivable                                                  (158)       (158)        (57)
       Accounts payable                                                       --          --          (1)
       Interest payable                                                       --         176       3,831
                                                                        --------------------------------
  Net cash used in operating activities                                  (10,556)    (10,380)     (8,469)
                                                                        --------------------------------

Investing activities:
  Decrease in amounts due from related parties                                --          --       6,003
  Proceeds from notes receivable                                              --          --         326
                                                                        --------------------------------
  Net cash provided by investing activities                                   --          --       6,329
                                                                        --------------------------------


Financing activities:
  Principal payments on notes payable                                         --          --    (105,925)
  Proceeds from issuance of notes payable                                     --          --     105,565
  Capital contributions                                                   10,556      10,621      78,499
  Decrease in amounts due to related parties                                  --          --     (72,440)
  Increase in deferred financing costs                                        --        (241)     (3,559)
                                                                        --------------------------------
  Net cash provided by financing activities                               10,556      10,380       2,140
                                                                        --------------------------------


Net decrease in cash                                                          --          --          --
Cash, beginning of year                                                       --          --          --
                                                                        --------------------------------
Cash, end of year                                                       $     --    $     --   $      --
                                                                        ================================


Supplemental disclosure of cash flow information:
Cash paid for interest                                                  $ 10,556    $ 10,381   $      --

Supplemental disclosure of non-cash financing activities:

In-substance contribution (distribution) related to
 senior notes to be paid by Coaxial
 Communications of Central Ohio, Inc.                                   $  3,444    $  3,444   $ (33,209)

                            See accompanying notes

                              PHOENIX ASSOCIATES
                         NOTES TO FINANCIAL STATEMENTS

1. Business Organization and Purpose

Phoenix Associates (the "Company") is a Florida general partnership organized for the primary purpose of purchasing promissory notes, mortgages, deeds of trust, debt securities and other types of securities and purchasing and acquiring rights in any loan agreements or other documents relating to those securities. The Company has no operations. The Company's ability to satisfy debt and other obligations is dependent upon funding from related entities, which are under the common control of the Company's owners. The Company is a co-issuer and joint and several obligor of the debt described in Note 5, along with an affiliate, Coaxial Communications of Central Ohio, Inc. ("Coaxial").

The Company consists of three separate LLC's whose sole members are individual partners who share profits and losses in the ratio of 67 1/2%, 22 1/2% and 10%, respectively.

Other related entities affiliated with the Company include Coaxial LLC, Coaxial Financing Corp., Insight Communications of Central Ohio, LLC ("Insight Ohio"), Coaxial Communications of Southern Ohio, Inc. ("Southern Ohio"), Coaxial Associates of Columbus I ("Columbus I"), Coaxial Associates of Columbus II ("Columbus II"), Paxton Cable Television, Inc. ("Paxton Cable") and Paxton Communications, Inc. ("Paxton Communications").

On August 21, 1998, Coaxial and Insight Communications Company, L.P. ("Insight LP") entered into a contribution agreement (the "Contribution Agreement") pursuant to which Coaxial contributed substantially all of the assets and liabilities comprising its cable system to a newly formed subsidiary, Insight Ohio, and Insight Holdings of Ohio, LLC ("Insight Holdings"), a wholly owned subsidiary of Insight LP, contributed $10.0 million in cash to Insight Ohio. As a result of this Contribution Agreement, Coaxial owned 25% of the non-voting common equity and Insight Holdings owned 75% of the non-voting common equity of Insight Ohio.

On August 8, 2000, Insight Ohio purchased Coaxial's 25% non-voting common equity interest. The purchase price was 800,000 shares of common stock of Insight LP's general partner, Insight Communications Company, Inc. and cash in the amount of $2.6 million. In connection with the purchase, Insight Ohio's operating agreement was amended to, among other things, remove certain participating rights of the principals of Coaxial and certain of its affiliates (the "Coaxial Entities"). Additionally, the agreement was amended to incorporate 70% of Insight Ohio's total voting power into the common equity interests of Insight Ohio and 30% of Insight Ohio's total voting power into the Preferred Interests of Insight Ohio.

Coaxial also owns a $140.0 million Series A preferred equity interest and a $30.0 million Series B preferred equity interest of Insight Ohio the ("Series A Preferred Interest" and "Series B Preferred Interest," respectively). These voting preferred equity interests provide for distributions to Coaxial equal in amount to the payments on the Senior Notes

                              PHOENIX ASSOCIATES
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1. Business Organization and Purpose (continued)

and Senior Discount Notes discussed in Note 6. Coaxial will make distributions that will enable the Company to fund the required payments on the senior notes.

2.  Restatement

The accompanying financial statements have been adjusted to reflect the full amount of the Senior Notes (Note 6), deferred financing costs and related interest expense for all periods presented. The effect of the restatement was to increase total assets by $864,000 and $998,000, increase total liabilities by $35.7 million and $35.7 million as of December 31, 2000 and 1999, respectively, and to decrease equity by $33.2 million, representing an in-substance distribution of the net proceeds from the Senior Notes which were received by Coaxial Communications of Central Ohio, Inc., and to increase net loss by $3.6 million, $3.6 million and $1.3 million, for 2000, 1999 and 1998, respectively.

3. Summary of Significant Accounting Policies
Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The fair value of the Senior Notes was $133.0 million and $137.2 million as of December 31, 2000 and 1999, respectively.

In-substance Distributions/Contributions related to Senior Notes

Since both Coaxial and the Company are severally and jointly liable the Senior Notes, deferred financing costs and associated interest expense are reflected in the Company's financial statements as well as a charge to the equity section representing an in-substance distribution of the proceeds from Coaxial's allocated portion of the Senior Notes. The Company accrues interest on the total Senior Note balance. When Coaxial makes interest payments, the Company reduces accrued interest payable and records an in-substance contribution to equity.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year's presentation.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended by SFAS No. 137, is effective for the Company beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate the adoption of this Statement to have a material impact on its financial statements.

4. Income Taxes

The Company is a general partnership. Therefore, each partner reports its distributive share of income or loss on its respective income tax returns. As a result, the Company does not provide for Federal or State income taxes in its financial statements.

                              PHOENIX ASSOCIATES
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


     5. Related Party Transactions

     As of December 31, 1997, the Company had advanced funds to and received advances from related entities for working capital and for debt service. During August 1998, in connection with the issuance of the Senior Notes described in Note 6, these amounts were settled. A portion of these amounts was settled by a net contribution of $74.2 million from the partners. The Company recognized interest income and interest expense of $234,000 and $2.7 million in 1998, respectively.

     The Company had the following notes and accrued interest receivable from related parties at December 31, 2000 and 1999 (in thousands):

             Columbus I(a)                                     $   2,349
             Columbus II(b)                                          118
                                                               ---------
             Total face amount of notes receivable                 2,467
             Less: Amounts in excess of purchase price            (1,917)
                                                               ---------
             Notes and accrued interest receivable, net        $     550
                                                               =========

(a) The $2,349,000 due from Columbus I represents a note, including past due interest that was added to the principal, which was purchased from CNA Financial Corporation on November 24, 1982. Interest was payable to the Company monthly, through August 20, 1998, at an annual rate of 20% of the face amount of the note receivable. Effective August 21, 1998, the rate was amended to an annual rate of 5.5%. The Company recognized interest income of $129,000 for the years ended December 31, 2000 and 1999 and $347,000 for the year ended December 31, 1998 related to the note receivable. The principal is due and payable to the Company on October 31, 2002.

(b) The $118,000 due from Columbus II represents a note, including past due interest that was added to the principal, which was purchased from CNA Financial Corporation on November 24, 1982. Interest is payable to the Company monthly at an annual rate of 20% of the face amount of the notes receivable. Effective August 21, 1998, the rate was amended to an annual rate of 5.5%. The Company recognized interest income of $7,000 for the years ended December 31, 2000 and 1999 and $59,000 for the year ended December 31, 1998 related to the note receivable. The principal is due and payable to the Company on October 31, 2002. In August 1998, in connection with the issuance of the Senior Notes, a portion of the notes receivable from Columbus II was settled. The amount in excess of the purchase price relating to these notes was realized at the time of the settlement. The statement of operations for the year ended December 31, 1998 reflects an extraordinary item for the gain on partial settlement of the notes of $100,000.

     Amounts in excess of purchase price represent the difference between the face amount and the accrued interest receivable on the notes purchased and the price paid. The amounts in excess of purchase price will be recognized when the principal due on the notes is received, net of any costs associated with final settlement.

                              PHOENIX ASSOCIATES
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


5. Related Party Transactions (continued)

Advances to related entities as of December 31, 2000 and 1999 consisted of advances to Columbus I of $406,000. Interest accrues on these advances at a rate of 5.5% per annum. Interest income recorded on these advances for each of the years ended December 31, 2000, 1999 and 1998 was $22,000.

These related entities are under the control of the Company's partners. The partners have represented that substantially all of these amounts will be settled among the parties.

6. Notes Payable

On August 21, 1998, Coaxial and the Company completed an offering of $140.0 million 10% Senior Notes ("Senior Notes") due in August 2006. The proceeds of the Senior Notes were allocated $105.6 million to the Company and $34.4 million to Coaxial. Interest is payable in cash semi-annually on each February 15 and August 15. Interest payments commenced on February 15, 1999. The Senior Notes contain certain financial and other debt covenants. The Senior Notes are secured by the outstanding Series A Preferred Interest in Insight Ohio. The Series A Preferred Interest has a liquidation preference of $140.0 million and pays distributions in an amount equal to the interest payments on the Senior Notes. The Series A Preferred Interest is owned by Coaxial and is pledged to Bank of New York, as trustee, for the benefit of the holders of the Senior Notes. Coaxial will utilize cash distributions on the Series A Preferred Interest to make payments on the Senior Notes, including distributions to the Company. Although the Company is a co-issuer of the Senior Notes, it has no substantial assets or any operations and will not have access to additional sources of cash flow other than contributions from Coaxial.

In connection with the issuance of the Senior Notes, Coaxial and the Company incurred financing fees of $5.0 million that are being amortized over the life of the Senior Notes.

                         Report of Independent Auditors

The Members
Insight Communications of Central Ohio, LLC

We have audited the accompanying balance sheets of Insight Communications of Central Ohio, LLC (the "Company") as of December 31, 2000 and 1999, and the related statements of operations and changes in members' deficit and cash flows for the three years ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the three years ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ Ernst & Young LLP

New York, New York
March 12, 2001

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                                BALANCE SHEETS
                                (in thousands)

                                                                                                   December 31,
                                                                                           2000                1999
                                                                                        -----------------------------
Assets
Cash and cash equivalents                                                               $   1,169           $     882
Trade accounts receivable, net of allowance for doubtful accounts of $390 and
 $558 as of December 31, 2000 and 1999, respectively                                        2,782               2,376
Launch funds receivable                                                                     1,936               1,474
Prepaid expenses and other assets                                                             437                 231
                                                                                        -----------------------------
 Total current assets                                                                       6,324               4,963

Fixed assets, net                                                                          76,587              51,455
Intangible assets, net                                                                        448                 388
Due from related parties                                                                        -                 158
                                                                                        -----------------------------
 Total assets                                                                           $  83,359           $  56,964
                                                                                        =============================

Liabilities and members' deficit
Accounts payable and accrued expenses                                                   $  10,862           $  12,198
Deferred revenue                                                                              545                 585
Series A preferred dividend payable                                                         5,250               5,250
                                                                                        -----------------------------
 Total current liabilities                                                                 16,657              18,033

Capital lease obligations                                                                       -                  43
Deferred revenue                                                                            2,005               1,823
Due to related parties                                                                      1,502                   -
Series A preferred interest                                                               140,000             140,000
Series B preferred interest                                                                40,281              35,556
Senior credit facility                                                                     25,000              11,000
                                                                                        -----------------------------
 Total liabilities and preferred interests                                                225,445             206,455

Members' deficit                                                                         (142,086)           (149,491)
                                                                                        -----------------------------
 Total liabilities and members' deficit                                                 $  83,359           $  56,964
                                                                                        =============================

                            See accompanying notes

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
           STATEMENTS OF OPERATIONS AND CHANGES IN MEMBERS' DEFICIT
                                (in thousands)

                                                                                           Year ended December 31,
                                                                              2000                1999                   1998
                                                                           ----------------------------------------------------
Revenue                                                                    $  49,749           $  46,747              $  47,956

Operating costs and expenses:
 Programming and other operating costs                                        19,027              16,446                 17,682
 Selling, general and administrative                                          12,044              11,173                 12,013
 Severance and transaction structure costs                                         -                   -                  4,822
 Depreciation and amortization                                                10,882               7,148                  5,311
                                                                           ----------------------------------------------------
Total operating costs and expenses                                            41,953              34,767                 39,828

Operating income                                                               7,796              11,980                  8,128

Other income (expense):
 Interest expense                                                             (1,883)               (505)                     -
 Interest income                                                                  91                 208                     59
 Other                                                                          (274)                 92                   (422)
                                                                           ----------------------------------------------------
Total other expense, net                                                      (2,066)               (205)                  (363)

Net income                                                                     5,730              11,775                  7,765
Accrual of preferred interests                                               (18,725)            (17,928)                (6,649)
                                                                           ----------------------------------------------------
Income (loss) attributable to common interests                               (12,995)             (6,153)                 1,116

Members' deficit, beginning of period                                       (149,491)           (144,718)                     -
Net assets contributed                                                             -                   -                 25,571
Capital contributions                                                         20,400               2,000                 10,000
Preferred membership interest                                                      -                   -               (170,000)
Capital distributions                                                              -                (620)               (11,405)
                                                                           ----------------------------------------------------
Members' deficit, end of period                                            $(142,086)          $(149,491)             $(144,718)
                                                                           ====================================================

                            See accompanying notes

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                           STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                            Year ended December 31,
                                                                     2000             1999             1998
                                                                   ------------------------------------------
Operating activities:
 Net income                                                        $  5,730         $ 11,775         $  7,765
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                      10,882            7,148            5,311
  Provision for losses on trade accounts receivable                   1,058              918              917
  Changes in operating assets and liabilities:
   Trade accounts receivable                                         (1,464)           1,028           (1,441)
   Launch funds receivable                                             (462)          (1,474)              --
   Prepaid expenses and other assets                                   (190)          (1,681)            (423)
   Accounts payable and accrued expenses                             (1,202)           5,749            2,270
   Due to affiliates                                                  1,643           (1,038)              --
                                                                   ------------------------------------------
 Net cash provided by operating activities                           15,995           22,425           14,399
                                                                   ------------------------------------------

Investing activities:
 Purchase of property and equipment                                 (35,982)         (26,656)          (7,369)
 Purchase of intangible assets                                          (91)             (98)            (300)
 Proceeds from disposal of property and equipment                        --               --               11
 Increase in amounts due to/from related parties                         --               --              979
                                                                   ------------------------------------------
 Net cash used in investing activities                              (36,073)         (26,754)          (6,679)
                                                                   ------------------------------------------

Financing activities:
 Principal payments on capital lease obligations                        (35)            (112)            (180)
 Capital contributions                                               20,400            2,000           10,000
 Capital distributions                                                   --             (620)         (11,405)
 Preferred interest distribution                                    (14,000)         (13,766)              --
 Borrowings under senior credit facility                             14,000           11,000               --
                                                                   ------------------------------------------
 Net cash used in financing activities                               20,365           (1,498)          (1,585)
                                                                   ------------------------------------------
Net increase (decrease) in cash and cash equivalents                    287           (5,827)           6,135
Cash and cash equivalents, beginning of year                            882            6,709              574
                                                                   ------------------------------------------
Cash and cash equivalents, end of year                             $  1,169         $    882         $  6,709
                                                                   ==========================================

Supplemental disclosures of cash flow information:
Cash paid for interest                                             $  1,276         $    293         $      -

                            See accompanying notes

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                         NOTES TO FINANCIAL STATEMENTS


1. Business Organization and Purpose

Insight Communications of Central Ohio, LLC (the "Company") provides basic and expanded cable television services to homes in the eastern parts of Columbus, Ohio and surrounding areas. The Company was formed on July 23, 1998 in order to acquire substantially all of the assets and liabilities comprising the cable television system of Coaxial Communications of Central Ohio, Inc. ("Coaxial"). On August 21, 1998, Coaxial contributed to the Company all of the assets and liabilities comprising Coaxial's cable television system (the "System") for which Coaxial received a 25% non-voting common membership interest as well as 100% of the voting preferred membership interests in the Company (the "Preferred Interests"). In conjunction therewith, Insight Holdings of Ohio, LLC ("Insight Holdings"), a wholly-owned subsidiary of Insight Communications Company, L.P. ("Insight LP") contributed $10.0 million in cash to the Company for which it received a 75% non-voting common membership interest in Insight Ohio.

On August 21, 1998, Coaxial and Phoenix Associates, a related entity, issued $140.0 million of 10% Senior Notes ("Senior Notes") due in August 2006. The Senior Notes are non-recourse and are secured by the issued and outstanding Series A Preferred Interest and are conditionally guaranteed by the Company. On August 21, 1998, Coaxial Financing Corp. and Coaxial LLC, related entities, issued 12 7/8% Senior Discount Notes due in August 2008 ("Senior Discount Notes"). The Senior Discount Notes have a face amount of $55.9 million and $30.0 million of gross proceeds was received upon issuance. The Senior Discount Notes are non-recourse and are secured by the issued and outstanding Series B Preferred Interest, 100% of the common stock of Coaxial and the notes issued by Coaxial DJM LLC and Coaxial DSM LLC to Coaxial LLC. The Senior Discount Notes are also conditionally guaranteed by the Company.

The Preferred Interests have distribution priorities that provide for distributions to Coaxial and indirectly to Phoenix Associates and Coaxial LLC in amounts equal to the payments required on the Senior Notes and the Senior Discount Notes. The accreted value of the Senior Discount Notes was $40.3 million as of December 31, 2000. Additionally, the Preferred Interests have liquidation preferences equal to their carrying value. Distributions by the Company are subject to certain financial covenants and other conditions set forth in its Senior Credit Facility.

On August 8, 2000, the Company purchased Coaxial's 25% non-voting common equity interest in the Company. The purchase price was 800,000 shares of common stock of Insight LP's general partner, Insight Communications Company, Inc. ("Insight Inc.") and cash in the amount of $2.6 million. In connection with the purchase, the Company's operating agreement was amended to, among other things, remove certain participating rights of the principals of Coaxial and certain of its affiliates (the "Coaxial Entities"). Additionally, the agreement was amended to incorporate 70% of Insight Ohio's total voting power into the common equity interests of the Company and 30% of Insight Ohio's total voting power into the Preferred Interests of the Company.

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1. Business Organization and Purpose (continued)

The Company is prohibited by the terms of its indebtedness from making distributions to Insight Inc. The Company's conditional guarantee of the Senior Notes and the Senior Discount Notes remains in place. If at any time the Senior Notes or Senior Discount Notes are repaid or significantly modified, the principals of the Coaxial Entities may require Insight Inc. to purchase their preferred interests in the Coaxial Entities for a purchase price equal to the difference, if any, of $32.6 million less the then market value of 800,000 shares of Insight Inc.'s common stock issued on August 8, 2000. The fair value of the aforementioned guaranteed security price of $32.6 million compared to the market value of the 800,000 shares of Insight Inc. common stock as of the date of acquisition was $7.1 million.


2. Summary of Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying amounts of current assets and liabilities approximate their fair market value because of the immediate or short-term maturity of these financial instruments.

Revenue Recognition

Revenue includes service, connection and launch fees. Service fees are recorded in the month cable television and pay television services are provided to subscribers. Connection fees are charged for the hook-up of new customers and are recognized as current revenues. Launch fees are deferred and amortized over the period of the underlying contract.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2. Summary of Significant Accounting Policies (continued)

risk consist primarily of trade accounts receivable. The Company's customer base consists of a number of homes concentrated in the central Ohio area. The Company continually monitors the exposure for credit losses and maintains allowances for anticipated losses. The Company had no significant concentrations of credit risk as of December 31, 2000 or 1999.

Property and Equipment

Property and equipment are stated at cost. Maintenance and repairs are expensed as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation and amortization are removed from the balance sheet, and any gain or loss is reflected in the statement of operations. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

          Cable television ("CATV") systems       10 to 15 years
          Furniture & Equipment                       5 years
          Leasehold improvements                  Life of lease

Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $10.9 million, $7.1 million and $5.3 million, respectively. The carrying value of assets held under capital leases as of December 31, 2000 and 1999 was $8,000 and $117,000, respectively.

The Company internally constructs certain CATV systems. Construction costs capitalized include payroll, fringe benefits and other overhead costs associated with construction activity.

Intangible Assets

Franchise costs are amortized over the lives of the related franchises which range from 7 to 15 years. Other intangible assets are amortized over the estimated useful lives of the related assets up to 15 years.

Long-Lived Assets

The carrying value of long-lived assets is reviewed if facts and circumstances suggest that that they may be impaired. Upon a determination that the carrying value of long-lived assets will not be recovered from the undiscounted future cash flows generated from such assets, the carrying value of such long-lived assets would be considered impaired and would be reduced by a charge to operations in the amount of the impairment based on fair value. Based on a recent analysis, management believes that no impairment of long-lived assets existed at December 31, 2000 or 1999.

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2. Summary of Significant Accounting Policies (continued)

Marketing and Promotional Costs

Marketing and promotional costs are expensed as incurred. Marketing and promotional expense, primarily for campaign and telemarketing-related efforts, was $1.3 million, $1.3 million and $2.2 million for the years ended December 31, 2000, 1999 and 1998, respectively.

Recent Accounting Pronouncements

In June 1998, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended by SFAS No. 137, is effective for the Company beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate the adoption of this Statement to have a material impact on its financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year's presentation.


3. Income Taxes

The Company is a limited liability corporation. Therefore, each member reports his distributive share of income or loss on his respective income tax returns. Prior to August 21, 1998, the Operating Unit was an operating unit within Coaxial, which in turn was a subchapter S Corporation. Therefore, each shareholder reported his distributive share of income or loss on his respective tax return. As a result, the Company does not provide for federal or state income taxes in its accounts. In the event that the limited liability corporation election is terminated, deferred taxes related to book and tax temporary differences would be required to be reflected in the financial statements. As a limited liability company, the liability of the Company's members are limited to their respective investments.

                 INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


4. 401(k) Plan

The Company sponsors various 401(k) Plans (the "Plans") for the benefit of its' employees. All employees who have completed six months of employment and have attained the age of 18 are eligible to participate in the Plans. The Company makes matching contributions equal to a portion of the employees' contribution up to 5% of the employees' wages. Company contributions to the Plans were $129,000, $120,000 and $145,000 for the years ended December 31, 2000, 1999 and
1998, respectively.

5. Credit Facility

The Company has a Senior Credit Facility ("Senior Credit Facility") which provides for revolving credit loans of up to $25.0 million to finance capital expenditures and for working capital and general purposes, including the upgrade of the System's cable plant and for the introduction of new video services. The Senior Credit Facility has a six-year maturity from the date of borrowings, with reductions to the amount of the commitment commencing after three years. The amount available for borrowing is reduced by any outstanding letter of credit obligations. The Company's obligations under the Senior Credit Facility are secured by substantially all the assets of the Company.

The Senior Credit Facility requires the Company to meet certain financial and other debt covenants. Loans under the Senior Credit Facility bear interest, at the Company's option, at the prime rate or at a Eurodollar rate. In addition to the index rates, the Company pays an additional margin percentage tied to its ratio of total debt to adjusted annualized operating cash flow.

Interest expense including fees paid to the lender was $1.9 million and $500,000 for the years ended December 31, 2000 and 1999, respectively. The weighted average interest rate in effect as of December 31, 2000 and 1999 was 8.84% and 7.9%, respectively.

As of December 31, 2000, required annual principal payments under the Senior Credit Facility are as follows (in thousands):

                      2001                       $     -
                      2002                         2,500
                      2003                         3,750
                      2004                        18,750
                      2005                             -
                      Thereafter                       -
                                             -----------
                         Total                   $25,000
                                             ===========

                 INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


6. Related Party Transactions

Through August 8, 2000, Insight Holdings managed the operations of the Company under an operating agreement dated August 21, 1998 which provided for a management fee equal to 3% of the Company's gross operating revenues. In connection with the purchase of Coaxial's 25% common equity interest in the Company, the Company's operating agreement was amended to provide for Insight LP to serve as manager of the Company. Fees under this operating agreement were $1.5 million, $1.4 million and $493,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Prior to August 21, 1998, programming and other operating costs included management fees for services provided by an affiliate of the Company. Such expenses were $1.4 million for the period from January 1, 1998 to August 21, 1998.


7. Long-Lived Assets

Fixed Assets

Fixed assets consist of:

                                                              December 31,
                                                          2000             1999
                                                        -------------------------
                                                             (in thousands)
     Land, buildings and improvements                   $  1,394         $  1,204
     Cable television equipment                          139,583          103,826
     Furniture, fixtures and office equipment                460              424
                                                        -------------------------
                                                         141,437          105,454
     Less accumulated depreciation and amortization      (64,850)         (53,999)
                                                        -------------------------
          Total fixed assets                            $ 76,587         $ 51,455
                                                        =========================

Intangible Assets

Intangible assets consist of:

                                                              December 31,
                                                          2000             1999
                                                        -------------------------
                                                             (in thousands)
      Franchise costs                                   $  7,606         $  7,422
      Other intangible assets                                268              361
                                                        -------------------------
                                                           7,874            7,783
      Less accumulated amortization                       (7,426)          (7,395)
                                                        -------------------------
           Total intangible assets                      $    448         $    388
                                                        =========================

                 INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consists of:

                                                              December 31,
                                                          2000             1999
                                                        -------------------------
                                                             (in thousands)
    Accounts payable                                    $  5,679         $  9,127
    Accrued programming costs                              2,134            1,890
    Other                                                  3,049            1,181
                                                        -------------------------
      Total accounts payable and accrued expenses       $ 10,862         $ 12,198
                                                        =========================


9. Commitments and Contingencies

Operating Lease Agreements

The Company leases land for tower locations, office equipment, office space and vehicles under various operating lease agreements. Rental expense related to operating lease agreements was $144,000, $126,000 and $106,000 for the years ended December 31, 2000, 1999 and 1998, respectively. These amounts exclude year-to-year utility pole leases of $196,000 for the year ended December 31, 2000 and $191,000 for the years ended December 31, 1999 and 1998, which provide for payments based on the number of poles used.

Future minimum rental commitments required under non-cancelable operating leases as of December 31, 2000 was $25,000 due in 2001.

Litigation

The Company is party in or may be affected by various matters under litigation. Management believes that the ultimate outcome of these matters will not have a significant adverse effect on either the Company's future results of operations or financial position.

                 INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


10. Subsequent Event

Contribution of Insight Ohio

On January 5, 2001, Insight Midwest, L.P. ("Insight Midwest"), a 50-50 partnership between Insight LP and an indirect subsidiary of AT&T Broadband, LLC, completed a series of transactions with Insight LP and certain subsidiaries of AT&T Corp. (the "AT&T Subsidiaries") for the acquisition of additional cable television systems valued at approximately $2.2 billion, including the common equity of the Company (the "AT&T Transactions"). As a result of the AT&T Transactions, Insight Midwest acquired all of Insight LP's wholly-owned systems serving approximately 280,000 customers, including the approximately 85,000 customers served by the Company and including systems which Insight LP purchased from the AT&T Subsidiaries. At the same time, Insight Midwest acquired from the AT&T Subsidiaries systems serving approximately 250,000 customers.

The Company is prohibited by the terms of its indebtedness from making distributions to Insight Midwest. Insight Midwest remains equally owned by Insight LP and AT&T Broadband, and Insight LP continues to serve as the general partner of Insight Midwest and manages and operates the Insight Midwest systems.

Although the financial results of the Company will be consolidated into Insight Midwest as a result of the AT&T Transactions, for financing purposes, the Company is an unrestricted subsidiary under the indentures of Insight Midwest and Insight Inc. The Company's conditional guarantee of the Senior Notes and the Senior Discount Notes remains in place.